Form 10QSB
period 1996-03-31
MODACAD INC
filed 1996-05-14
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                         Commission file number 0-28088


                                 MODACAD, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                California                             95-4145930
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)


        1954 Cotner Avenue, Los Angeles                      90025
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

                                  (310) 312-9826
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

The number of shares outstanding of the registrant's common stock, as of May 14, 1996, was 3,864,492.

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

                                 MODACAD, INC.
                                  FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


 Item                                              Table of Contents                                             Page
 ----                                              -----------------                                             ----
                                             PART I. FINANCIAL INFORMATION

  1.     FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

         Balance Sheet at March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

         Statements of Operations for the three months ended
           March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

         Statements of Cash Flows for the three months ended
           March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4

  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7

         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

                                              PART II. OTHER INFORMATION

  1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

  2.     Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

  3.     Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

  4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .           10

  5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

  6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

         Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 MODACAD, INC.
                                 BALANCE SHEET
                                 MARCH 31, 1996
                                  (Unaudited)


                                         ASSETS
Current assets:
  Cash                                                                                     $   31,158
  Accounts receivable, net of allowance for doubtful accounts of $15,000                      311,274
  Inventories                                                                                  44,575
  Prepaid expenses and other current assets                                                     5,220
                                                                                           ----------
       Total current assets                                                                   392,227

Capitalized computer software development costs,
  net of accumulated amortization of $115,295                                               1,215,244
Furniture and equipment, net of accumulated depreciation of $326,250                          206,097
Investment in and advances to unconsolidated subsidiary                                        55,324
Other assets                                                                                   11,958
Deferred offering costs                                                                       480,124
                                                                                           ----------
                                                                                           $2,360,974
                                                                                           ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                                                             $  400,000
  Advances -- officers/stockholders, unsecured, due on
    demand, non-interest bearing                                                              390,000
  Accounts payable and accrued expenses                                                       992,337
  Deferred income                                                                              69,674
                                                                                           ----------
       Total current liabilities                                                            1,852,011
                                                                                           ----------

Stockholders' equity:
  Common stock. no par value; authorized 15,000,000 shares;
    issued and outstanding 2,566,660 (Note 2, 3 and 4)                                      6,228,672
  Accumulated deficit                                                                      (5,719,709)
                                                                                           ----------
       Total stockholders' equity                                                             508,963
                                                                                           ----------
                                                                                           $2,360,974
                                                                                           ==========



The accompanying notes are an integral part of these financial statements.

                                 MODACAD, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                     1996                1995
                                                                  ----------          ----------
Net sales                                                         $  338,964          $  334,810
                                                                  ----------          ----------
Cost of sales                                                         28,755              78,380
Selling, general and administrative                                  380,627             320,934
Research and development                                              35,507              63,906
Amortization of capitalized software development costs                35,777              19,880
                                                                  ----------          ----------
     Total expenses                                                  480,666             483,100
                                                                  ----------          ----------
Loss from operations                                                (141,702)           (148,290)
Interest expense -- related party                                          0              75,790
                                                                  ----------          ----------
Net loss                                                          $ (141,702)         $ (224,080)
                                                                  ==========          ==========
Net loss per share                                                $    (0.08)         $    (0.13)
                                                                  ==========          ==========
Weighted average common shares outstanding                         1,754,307           1,694,816
                                                                  ==========          ==========




The accompanying notes are an integral part of these financial statements.

                                 MODACAD, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                1996             1995
                                                                             ----------       ----------
Cash flows from operating activities:
  Net loss                                                                   $ (141,702)      $ (224,080)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation                                                               10,254            3,762
      Amortization of capitalized software development costs                     35,777           19,880
      (Increase) decrease in:
        Accounts receivable                                                      67,354          228,132
        Inventories                                                             (35,025)               0
        Prepaid expenses and other current assets                                  (800)             930
        Other assets                                                                  0           27,038
      Increase (decrease) in:
        Accounts payable and accrued expenses                                   251,020           17,593
        Deferred income                                                           9,676           57,106
        Accrued interest                                                              0           75,790
                                                                             ----------       ----------
  Net cash provided by operating activities                                     196,554          206,151
                                                                             ----------       ----------

Cash flows from investing activities:
  Purchase of furniture and equipment                                           (70,852)         (56,161)
  Capitalized computer software development cost                               (294,926)        (162,040)
                                                                             ----------       ----------
  Net cash used in investing activities                                        (365,778)        (218,201)
                                                                             ----------       ----------

Cash flows from financing activities:
  Proceeds from notes payable                                                   150,000                0
  Advances -- officers/stockholders                                             115,000                0
  Proceeds from issuance of common stock                                          9,125                0
  Increase in deferred offering costs                                           (86,967)          (2,038)
                                                                             ----------       ----------
  Net cash provided by (used in) financing activities                           187,158           (2,038)

Net increase (decrease) in cash                                                  17,934          (14,088)
Cash, beginning of period                                                        13,224           86,198
                                                                             ----------       ----------
Cash, end of period                                                          $   31,158       $   72,110
                                                                             ==========       ==========

                                      SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                                                              $        0       $        0
                                                                             ==========       ==========
  Income taxes paid                                                          $      800       $        0
                                                                             ==========       ==========




The accompanying notes are an integral part of these financial statements.

                                  MODACAD, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1:  GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of ModaCAD, Inc. (the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: NOTE PAYABLE--RELATED PARTY

A note payable to certain of the Company's officers/stockholders in the principal amount of $3,073,713 and accrued interest of $1,471,462 was converted into 900,000 shares of the Company's common stock on March 27, 1996.

Note 3: STOCKHOLDERS' EQUITY

Exercise of Warrant

Certain of the Company's officers/stockholders exercised their warrant to purchase 236,955 shares of the Company's common stock for $9,125 in March 1996.

Issuance of Stock

The Company issued 11,251 shares of common stock to employees of the Company for employee stock awards accrued in prior years.

Note 4: SUBSEQUENT EVENTS

Completion of Initial Public Offering

In April 1996, the Company completed an initial public offering (the "IPO") of 1,400,000 units ("Units") resulting in net proceeds of approximately $5,600,000 after paying underwriters' fees and costs associated with the offering. Each Unit consisted of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In April 1996, an additional 210,000 Units were sold pursuant to the over-allotment option granted to the underwriters resulting in net proceeds of approximately $900,000 after paying underwriters' fees and cost of issuance.

Repurchase of Shares

Upon completion of the IPO, the Company repurchased 312,168 shares of its common stock for $900,000.

                                 MODACAD, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: SUBSEQUENT EVENTS (Continued)

Issuance of Warrant

The Company issued to the underwriters in the IPO, in consideration for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 26, 1997.

Pay-off of Notes Payable

In April 1996, two promissory notes with aggregate principal of $400,000 and accrued interest of $14,650 were paid. As of April 30, 1996, the note holder retained warrants to purchase 200,000 Units with an exercise price of $4.00 per Unit. The warrants are exercisable through December 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's existing products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product families: computer aided design ("CAD") and electronic merchandising software products. The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising software combines the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company's revenues have been generated principally from sales of its CAD and electronics merchandising products. Sales revenue in the first quarter of 1996 remained relatively constant with sales revenue for the first quarter of 1995. The Company's selling, general and administrative and research and development costs increased in the first quarter of 1996 compared to the first quarter of 1995 due in large part to the Company's efforts associated with its new consumer software being developed.

The Company is currently developing a new consumer software product line called ModaCAD's Home Decorator Series aimed at the consumer software market. Development of that new product line increased the Company's research and development expenditures in the first quarter of 1996 over the first quarter of 1995 and such expenditures are expected to continue to increase in the second quarter of 1996. A substantial portion of these research and development costs have been capitalized.

RESULTS OF OPERATIONS

The following table sets forth statements of operations items (in thousands) and the percentages that such items bear to net sales:

                                                                              Three Months Ended March 31,
                                                                    -----------------------------------------------
                                                                            1996                       1995
                                                                    -------------------         -------------------
                 Net sales                                          $  339        100.0%        $  335        100.0%

                 Cost of sales                                          29          8.5             78         23.4

                 Selling, general and administrative                   381        112.3            321         95.9

                 Research and development                               35         10.5             64         19.1

                 Amortization of software development costs             36         10.6             20          5.9
                                                                    ------       ------         ------       ------
                 Total expenses                                        481        141.8            483        144.3
                                                                    ------       ------         ------       ------

                 Income from operations                               (142)       -41.8           (148)       -44.3

                 Interest expense                                        0          0.0             76         22.6
                                                                    ------       ------         ------       ------
                 Net income                                         $ (142)       -41.8%        $ (224)       -66.9%
                                                                    ======       ======         ======       ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net Sales

Net sales increased by $4,000, or 1%, to $339,000 in the first quarter of 1996 from $335,000 in the first quarter of 1995 due primarily to sales increases in electronic merchandising and CAD products and maintenance services. However, a decline in sales of consulting and training services and hardware offset those increases, resulting in a slight overall increase in total net sales.

Sales of electronic merchandising products increased $48,000, or 45%, to $106,000 in the first quarter of 1996 from $58,000 in the first quarter of 1995 due primarily to completion of a 2.0 version of the Company's electronic merchandising products and establishment of new electronic merchandising accounts. Sales of CAD products increased $14,000, or 9%, to $161,000 in the first quarter 1996 from $147,000 in the first quarter of 1995 due to increased demand for such products. Net sales in the first quarter of 1996 also reflect higher revenues derived from product maintenance fees.

Net sales attributable to consulting services, training and hardware sales decreased by $77,000 to $20,000 in the first quarter of 1996 from $97,000 in the first quarter of 1995 due primarily to the Company's decisions to outsource some customer training to an independent contractor and to phase out its hardware sales which historically generated low profit margins for the Company.

Cost of Sales

Cost of sales decreased $49,000, or 63%, to $29,000 in the first quarter of 1996 from $78,000 in the first quarter of 1995 reflecting the decreases in hardware sales and training revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $60,000, or 19%, to $381,000 in the first quarter of 1996 from $321,000 in the first quarter of 1995 due primarily to an increase in salary expense by $76,000, which was caused by the hiring of additional personnel in the first quarter of 1996 as compared to the first quarter of 1995. However, the increase was partially offset by a decline in professional fees.

Research and Development

The Company incurred $330,000 of research and development costs during the first quarter of 1996, of which $295,000 was capitalized and $35,000 was expensed, compared to $226,000 for the comparable period of 1995, of which $162,000 was capitalized and $64,000 was expensed. The 46% increase in research and development expenditure from the first quarter of 1995 to the first quarter of 1996 was due primarily to the hiring of additional personnel in connection with the development of the Home Decorator Series.

Amortization of Software Development Costs

The amortization of software development costs increased $16,000, or 80%, to $36,000 in the first quarter 1996 from $20,000 in the first quarter of 1995 is due to the fact that, in addition to the existing software being amortized commencing in the year of 1995, the Company began marketing a newly developed software product in the first quarter of 1996.

Interest Expense

Interest expense of $76,000 in the first quarter of 1995 related to a promissory note held by the Company's majority stockholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock upon effectiveness of the registration statement in the IPO. The note holders also agreed to waive all interest accruing in 1996.

Income Taxes

The Company recorded no provision for income tax in the first quarters of 1996 and 1995 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations and cash loans provided by two of its officers who are the majority shareholders of the Company on an as-needed basis in support of the Company's software development programs. In March 1996, the loans with aggregate principal amount of $3,073,713 and accrued interest of $1,471,462 were converted into 900,000 shares of the Company's common stock pursuant to an agreement between the officers and the Company in connection with the Company's initial public offering.

In June 1995, the Company needed additional funding to support its accelerated costs of operation and the development program for ModaCAD's Home Decorator Series. To fund such costs from June 1995 through March 1996, non-interest-bearing loans in the aggregate amount of $390,000 were provided as of March 31, 1996 by the two officers and majority shareholders mentioned in the preceding paragraph.

In December of 1995 and January 1996, a third party loaned the Company $250,000 and $150,000, respectively, to help finance the costs of the IPO and the ongoing operations of the Company. In connection with such loans, the Company granted the lender two-year Unit Purchase Warrants , with registration rights, to purchase an aggregate of 200,000 Units with an exercise price of $4.00 per Unit. In April 1996, the loans with aggregate principal of $400,000 and accrued interest of $14,650 were paid.

In March 1996, such officers and majority shareholders exercised a warrant to purchase 236,955 shares of the Company's common stock for $9,125.

In April 1996, the Company completed an initial public offering of 1,400,000 Units resulting in net proceeds to the Company of approximately $5,600,000 after paying underwriters' fees and costs associated with the offering. An additional 210,000 Units were sold in April 1996 pursuant to the over-allotment option granted to the underwriters resulting in additional net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance.

In April 1996, the Company issued a warrant to the underwriters for $1,400 to purchase 140,000 units. (See Note 4 to Financial Statements above.) The units are exercisable for a four-year period commencing March 26, 1997 at an exercise price of $6.00 per unit.

The Company anticipates spending during 1996 approximately $400,000 to purchase equipment and for office expansion.

Together with its existing capital and anticipated funds from operations, the Company believes that the net proceeds received from the IPO will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           Effective January 24, 1996, the shareholders of the Company adopted resolutions by written consent of all of the outstanding shares of the Company's Common Stock which (i) amended the Company's Bylaws to allow the Company's Board of Directors or shareholders to determine the number of members of the Board of Directors within a range of four to seven and set the currently authorized number of directors at six and (ii) approve the Company's 1995 Stock Option Plan, previously adopted by the Board of Directors on November 29, 1995. These resolutions were approved by 1,666,660 of the 1,666,660 outstanding shares.

Item 5.    Other Information

           In addition to the patent possessed by the Company covering its core rendering and modeling technology, the Company has received another patent issued by the US Patent Office in April 1996. The new patent covers the Company's newly developed three-dimensional modeling technology.

Item 6.    Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                 3.1       Amended and Restated Articles of Incorporation.1
                 3.2       Bylaws, as amended.1
                 27.1      Financial Data Schedule.2

         (b)    Reports on Form 8-K

                None.


__________________________________

1 Incorporation by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-1166-LA) filed with the Securities and Exchange Commission on February 7, 1996, as amended by Amendment No. 1 thereto filed on March 19, 1996 and Amendment No. 2 thereto filed on March 27, 1996.

2 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            ModaCAD, INC.


Date:  May 14, 1996                        By:  /s/  LEE FREEDMAN
                                                 ------------------------------
                                                 Lee Freedman
                                                 Chief Financial Officer

                                 EXHIBIT INDEX



           EXHIBIT NUMBER                                                                               SEQUENTIALLY
                                                          DESCRIPTION                                   NUMBERED PAGE
                3.1          Amended and Restated Articles of Incoporation.1
                3.2          Bylaws, as amended.1
                27.1         Financial Data Schedule.2





__________________________________

1 Incorporation by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-1166-LA) filed with the Securities and Exchange Commission on February 7, 1996, as amended by Amendment No. 1 thereto filed on March 19, 1996 and Amendment No. 2 thereto filed on March 27, 1996.

2 This exhibit is being filed electronically in the electronic format specified by EDGAR.