Form 10QSB
period 1996-06-30
MODACAD INC
filed 1996-08-13
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28088

                                  MODACAD, INC.

        (Exact name of small business issuer as specified in its charter)

                      California                        95-4145930
        (State or other jurisdiction        (IRS Employer Identification Number)
         incorporation or organization)

           1954 Cotner Avenue, Los Angeles                 90025
      (Address of principal executive offices)           (Zip Code)

                                 (310) 312-9826
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes/X/   No/ /

The number of shares outstanding of the registrant's common stock, as of August 13, 1996, was 3,864,492.

Transitional Small Business Disclosure Format: Yes/ /        No /X/

                                  MODACAD, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

   Item                                  Table of Contents                                  Page
- -----------     --------------------------------------------------------------------     ----------

                          PART I. FINANCIAL INFORMATION

    1.          FINANCIAL STATEMENTS............................................              1

                Balance Sheet at June 30, 1996..................................              1

                Statements of Operations for the three and six months ended
                   June 30, 1996 and 1995.......................................              2

                Statements of Cash Flows for the six months ended

                  June 30, 1996 and 1995........................................              3

                Notes to Financial Statements...................................              4

    2.          MANAGEMENT'S DISCUSSION AND ANALYSIS............................              6

                General ........................................................              6

                Results of Operations...........................................              6

                Liquidity and Capital Resources.................................             10

                           PART II. OTHER INFORMATION

    1.          Legal Proceedings...............................................             12

    2.          Changes in Securities...........................................             12

    3.          Defaults Upon Senior Securities.................................             12

    4.          Submission of Matters to a Vote of Security Holders.............             12

    5.          Other Information...............................................             12

    6.          Exhibits and Reports on Form 8-K................................             12

                Signature.......................................................             13

                Index ..........................................................             14

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  MODACAD, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1996
                                   (Unaudited)

                                     ASSETS
Current assets:
      Cash                                                                          $  3,505,241
      Accounts receivable, net of allowance for doubtful accounts of $15,000             477,704
      Inventories                                                                         42,175
      Prepaid expenses and other current assets                                           70,508
                                                                                    ------------
                Total current assets                                                   4,095,628

Capitalized computer software development costs,
      net of accumulated amortization of $177,280                                      1,635,038
Furniture and equipment, net of accumulated depreciation of $342,956 (Note 2)            528,777
Investment in and advances to unconsolidated subsidiary                                   55,324
Other assets                                                                              38,457
                                                                                    ============
                                                                                    $  6,353,224
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advances -- officers/stockholders, unsecured, due on
          demand, non-interest bearing (Note 3)                                     $     75,000
      Accounts payable and accrued expenses                                              135,412
      Deferred income                                                                     67,443
                                                                                    ------------
                Total current liabilities                                                277,855
                                                                                    ------------
Stockholders' equity: (Note 4)
      Common stock. no par value; authorized 15,000,000 shares;
          issued and outstanding 3,864,492                                            11,763,039
      Accumulated deficit                                                             (5,687,670)
                                                                                    ------------
                Total stockholders' equity                                             6,075,369
                                                                                    ------------
                                                                                    $  6,353,224
                                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                  MODACAD, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                                1996               1995               1996                1995
                                                             -----------        -----------        -----------        -----------
Net sales                                                    $   554,512        $   639,891        $   893,475        $   974,700
                                                             -----------        -----------        -----------        -----------
Cost of sales                                                     30,786             48,868             59,542            127,247
Selling, general and administrative                              462,349            258,596            842,973            579,531
Research and development                                           7,141             80,962             42,650            144,868
Amortization of capitalized software development costs            61,985             19,880             97,762             39,759
                                                             -----------        -----------        -----------        -----------
          Total expenses                                         562,261            408,306          1,042,927            891,405
                                                             -----------        -----------        -----------        -----------
Income (Loss) from operations                                     (7,749)           231,585           (149,452)            83,295
Interest/Dividend income                                          39,789                  0             39,789                  0
Interest expense -- related party                                      0            (76,632)                 0           (152,422)
                                                             -----------        -----------        -----------        -----------
Net income (loss)                                            $    32,040        $   154,953        $  (109,663)       $   (69,127)
                                                             ===========        ===========        ===========        ===========
Net income (loss) per share                                  $      0.01        $      0.09        $     (0.04)       $     (0.04)
                                                             ===========        ===========        ===========        ===========
Weighted average common shares outstanding                     3,830,433          1,694,816          2,623,393          1,694,816
                                                             ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                  MODACAD, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                              1996              1995
                                                                          -----------        -----------
Cash flows from operating activities:
     Net loss                                                             $  (109,663)       $   (69,127)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
             Depreciation                                                      25,146              9,696
             Amortization of capitalized software development costs            97,762             39,759
             (Increase) decrease in:
                 Accounts receivable                                          (99,076)            24,851
                 Inventories                                                  (32,625)                 0
                 Prepaid expenses and other current assets                    (66,088)               930
                 Other assets                                                 (26,497)            24,037
             Increase (decrease) in:
                 Accounts payable and accrued expenses                       (502,346)           106,168
                 Deferred income                                                7,445             77,561
                 Accrued interest                                                   0            152,422
                                                                          -----------        -----------
     Net cash used in (provided by) operating activities                     (705,942)           366,297
                                                                          -----------        -----------
Cash flows from investing activities:
     Purchase of furniture and equipment                                     (408,424)           (93,101)
     Capitalized computer software development cost                          (776,705)          (329,752)
                                                                          -----------        -----------
     Net cash used in investing activities                                 (1,185,129)          (422,853)
                                                                          -----------        -----------
Cash flows from financing activities:
     Repayment of borrowings under notes payable                             (250,000)                 0
     Repayment of borrowings (Advances) from officers/stockholders           (200,000)            10,000
     Proceeds from issuance of common stock and warrants                    5,543,491                  0
     Increase (Decrease) in deferred offering costs                           289,597             (2,038)
                                                                          -----------        -----------
     Net cash provided by financing activities                              5,383,088              7,962

Net increase (decrease) in cash                                             3,492,017            (48,594)
Cash, beginning of period                                                      13,224             86,198
                                                                          -----------        -----------
Cash, end of period                                                       $ 3,505,241        $    37,604
                                                                          ===========        ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                                        $         0        $         0
                                                                          ===========        ===========
     Income taxes paid                                                    $       800        $         0
                                                                          ===========        ===========

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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Office equipment                      $ 27,255
     Computer equipment and software        681,829
     Furniture and fixtures                 122,926
     Leasehold improvements                  39,723
                                           --------
                                           $871,733
     Less: Accumulated depreciation         342,956
                                           --------
                                           $528,777
                                           ========

Note 3: ADVANCES - OFFICERS/STOCKHOLDERS

During the first quarter of 1996, the Company borrowed a total of $115,000 from certain of its officers/stockholders under non-interest-bearing notes. In April 1996, the Company repaid $315,000 to the officers/stockholders.

Note 4: STOCKHOLDERS' EQUITY

Issuance of Common Stock

In January 1996, the Company issued 11,251 shares of common stock to employees of the Company for employee stock awards accrued in prior years.

Exercise of Warrant

In March 1996, certain of the Company's officers and majority shareholders exercised a warrant to purchase 236,955 shares of the Company's common stock for $9,125.

Conversion of Note Payable

A note payable to certain of the Company's officers/stockholders in the principal amount of $3,073,713 and accrued interest of $1,471,462 was converted into 900,000 shares of the Company's common stock on March 27, 1996.

                                  MODACAD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3: STOCKHOLDERS' EQUITY (Continued)

Initial Public Offering

In April 1996, the Company completed an initial public offering (the "IPO") of 1,400,000 units ("Units") resulting in net proceeds to the Company of approximately $5,600,000 after paying underwriters' fees and costs associated with the offering. Each Unit consisted of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In April 1996, an additional 210,000 Units were sold pursuant to the over-allotment option granted to the underwriters resulting in net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance.

Repurchase of Common Stock

Upon completion of the IPO, the Company repurchased 312,168 shares of its common stock for $900,000.

Warrant

In 1995 and January 1996, the Company issued warrants to a third party lender to purchase 200,000 Units with an exercise price of $4.00 per Unit. The warrants are exercisable through December 1997. The warrants included in the Units will be exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996.

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

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan which expires in 2006. Under the Plan 300,000 shares have been reserved for issuance. In January 1996, 180,000 options were issued to an employee with an exercise price of $5.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's existing products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product families: computer aided design ("CAD") and electronic merchandising software products. The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising software combines the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company's revenues have been generated principally from sales of its CAD and electronics merchandising products. Currently, the Company is developing a new consumer software product line called ModaCAD's Home Decorator Series aimed at the consumer software market.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                           Three  Months Ended June 30,
                                                 ---------------------------------------------
                                                        1996                       1995
                                                 ------------------         ------------------
Net sales                                        $ 555        100.0%        $ 640        100.0%
Cost of sales                                       31          5.6            49          7.6
Selling, general and administrative                463         83.4           258         40.4
Research and development                             7          1.3            81         12.7
Amortization of software development costs          62         11.2            20          3.1
                                                 -----        -----         -----        -----
  Total expenses                                   563        101.5           408         63.8
                                                 -----        -----         -----        -----
Income (Loss) from operations                       (8)        (1.5)          232         36.2
Interest/Dividend income                            40          7.2             0          0.0
Interest expense                                     0          0.0           (77)       (12.0)
                                                 -----        -----         -----        -----
  Net income                                     $  32          5.7%        $ 155         24.2%
                                                 =====        =====         =====        =====

Net Sales

Net sales decreased $85,000, or 13%, to $555,000 in the second quarter of 1996 from $640,000 in the second quarter of 1995 due primarily to sales decreases in electronic merchandising, CAD products, hardware, consulting, training and maintenance services.

Sales of electronic merchandising products decreased $29,000, or 10%, to $274,000 in the second quarter of 1996 from $303,000 in the second quarter of 1995. Sales of CAD products decreased $23,000, or 10%, to $218,000 in the second quarter of 1996 from $241,000 in the second quarter of 1995. The higher demand in the second quarter of 1995 was due primarily to the release of updated versions of electronic merchandising and CAD software in that quarter, which demand was not replicated in the second quarter of 1996.

Net sales attributable to consulting services, training and hardware sales decreased $19,000, or 40%, to $29,000 in the second quarter of 1996 from $48,000 in the second quarter of 1995 due primarily to the Company's decisions to outsource some customer training to an independent contractor and to phase out its hardware sales which historically generated low profit margins for the Company. Net sales resulting from products maintenance fees decreased $5,000 in the second quarter of 1996 compared to the second quarter of 1995.

Cost of Sales

Cost of sales decreased $18,000, or 37%, to $31,000 in the second quarter of 1996 from $49,000 in the second quarter of 1995. This decrease is due primarily to lower cost associated with customer training and sales of computer hardware as a result of the Company's decision to outsource some customer training and phase out hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $205,000, or 79%, to $463,000 in the second quarter of 1996 from $258,000 in the second quarter of 1995. This increase was due primarily to increased personnel costs of $112,000 resulting from the hiring of additional personnel in the second quarter of 1996 in support of the accelerated activities associated with the Company's consumer products being developed, currently referred as the Home Decorator Series. Certain related costs including travel, marketing, and office supplies expenses increased $87,000 in the second quarter of 1996 compared to the second quarter of 1995. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of initial public offering (the "IPO") in April 1996. The increase was partially offset by an $11,000 decline in professional fees.

Research and Development

The Company incurred $490,000 of research and development costs during the second quarter of 1996, of which $483,000 was capitalized and $7,000 was expensed, compared to $249,000 for the second quarter of 1995, of which $168,000 was capitalized and $81,000 was expensed. The 97% increase in research and development expenditure from the second quarter of 1995 to the second quarter of 1996 was due primarily to the hiring of additional personnel in connection with the development of the Home Decorator Series.

Amortization of Software Development Costs

The amortization of software development costs increased $42,000, or 212%, to $62,000 in the second quarter of 1996 from $20,000 in the second quarter of 1995 as the Company began marketing (and amortizing development costs associated with) several new versions of software products during the second quarter of 1996.

Interest/Dividend Income

Interest/Dividend income of $40,000 in the second quarter of 1996 was generated from a "money market" account in which the unexpended proceeds from the Company's IPO are maintained.

Interest Expense

The Company incurred interest expense of $77,000 in the second quarter of 1995 on a promissory note held by the Company's majority stockholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock in March 1996 in connection with the IPO, and no interest expense was incurred in 1996.

Income Taxes

The Company recorded no provision for income taxes in the second quarter of 1996 and 1995 due to the utilization of net operating loss carryforwards.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                                                Six  Months Ended June 30,
                                                                    -------------------------------------------------
                                                                             1996                        1995
                                                                    --------------------         --------------------
Net sales                                                           $   893        100.0%        $   975        100.0%
Cost of sales                                                            59          6.7             127         13.1
Selling, general and administrative                                     843         94.3             580         59.5
Research and development                                                 43          4.8             145         14.9
Amortization of software development costs                               98         10.9              40          4.1
                                                                    -------        -----         -------        -----
  Total expenses                                                      1,043        116.7             892         91.6
                                                                    -------        -----         -------        -----
Income (Loss) from operations                                          (150)       (16.7)             83          8.4
Interest/Dividend income                                                 40          4.5               0          0.0
Interest expense                                                          0          0.0            (152)       (15.6)
                                                                    -------        -----         -------        -----
  Net income (loss)                                                 $  (110)       (12.2%)       $   (69)        (7.2%)
                                                                    =======        =====         =======        =====

Net Sales

Net sales decreased $82,000, or 8%, to $893,000 in the first six months of 1996 from $975,000 in the comparable period of 1995 due primarily to sales decreases in CAD products, hardware, consulting, training and maintenance services. However, an increase in sales of electronic merchandising products partially offset those decreases.

Sales of electronic merchandising products increased $18,000, or 5%, to $380,000 in the first six months of 1996 from $362,000 in the comparable period of 1995 due primarily to establishment of new electronic merchandising accounts in the first six months of 1996. The increase in sales in the first six months of 1996 compared to the comparable period of 1995 was also due to the release of new updates of the Company's electronic merchandising products (primarily in the first quarter of 1996).

Sales of CAD products decreased $9,000, or 2%, to $378,000 in the first six months of 1996 from $387,000 in the comparable period of 1995. The higher demand in the first six months of 1995 was due primarily to strong sales of CAD products in the second quarter of 1995 after introduction of new versions of the CAD products.

Net sales attributable to consulting services, training and hardware sales decreased by $97,000, or 67%, to $48,000 in the first six months of 1996 from $145,000 in the comparable period of 1995 due primarily to the Company's decisions to outsource some customer training to an independent contractor and to phase out its hardware sales which historically generated low profit margins for the Company. Net sales resulting from products maintenance fees decreased $3,000 in the first six months of 1996 compared to the comparable period of 1995.

Cost of Sales

Cost of sales decreased $68,000, or 53%, to $59,000 in the first six months of 1996 from $127,000 in the comparable period of 1995. This decrease is due primarily to lower cost associated with customer training and sales of computer hardware as a result of the Company's decision to outsource some customer training and phase out hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $263,000, or 45%, to $843,000 in the first six months of 1996 from $580,000 in the comparable period of 1995. This increase was due primarily to increased personnel costs of $206,000 resulting from the hiring of additional personnel in the first six months of in support of the accelerated activities associated with the Home Decorator Series. Certain related costs including travel, marketing, and office supplies expenses increased $95,000 in the first six months of 1996 compared to the comparable period of 1995. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the IPO in April 1996. The increase was partially offset by a $50,000 decline in professional fees.

Research and Development

The Company incurred $820,000 of research and development costs during the first six months of 1996, of which $777,000 was capitalized and $43,000 was expensed, compared to $475,000 for the comparable period of 1995, of which $330,000 was capitalized and $145,000 was expensed. The 73% increase in research and development expenditure from the first six months of 1995 to the first six months of 1996 was due primarily to the hiring of additional personnel in connection with the development of the Home Decorator Series.

Amortization of Software Development Costs

The amortization of software development costs increased $58,000, or 146%, to $98,000 in the first six months of 1996 from $40,000 in the comparable period of 1995 as the Company began marketing (and amortizing development costs associated with) several new versions of software products during the first six months of 1996.

Interest/Dividend Income

Interest/Dividend income of $40,000 in the first six months of 1996 was generated from a "money market" account in which the unexpended proceeds from the Company's IPO are maintained.

Interest Expense

The Company incurred interest expense of $152,000 in the first six months of 1995 on a promissory note held by the Company's majority stockholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock in March 1996 in connection with the IPO, and no interest expense was incurred in 1996.

Income Taxes

The Company recorded no provision for income taxes in the first six months of 1996 and 1995 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital through the first quarter of 1996 were cash flow from its operations and cash loans provided by two of its officers who are the majority shareholders of the Company, on an as-needed basis in support of the Company's software development programs. At the end of March 1996, total officers' loans in the principal amount of $3,073,713 and accrued interest thereon of $1,471,462 were converted into 900,000 shares of the Company's common stock in March 1996 pursuant to an agreement between such officers and the Company in connection with the Company's initial public offering.

In June 1995, the Company needed additional funding to support its accelerated costs of operation and the development program for ModaCAD's Home Decorator Series. To fund such costs from June 1995 through March 1996, non-interest-bearing loans in the aggregate amount of $390,000 were provided by the two officers and majority shareholders mentioned in the preceding paragraph. In April 1996, a partial payment of $315,000 of the loans was made.

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

In April 1996, the Company issued a warrant to the underwriters for $1,400 to purchase 140,000 units. (See Note 3 to Financial Statements above.) The units are exercisable for a four-year period commencing March 26, 1997 at an exercise price of $6.00 per unit.

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  3.1         Amended and Restated Articles of Incorporation.(1)
                  3.2         Bylaws, as amended.(1)

                  27.1        Financial Data Schedule.(2)

           (b)    Reports on Form 8-K

                  None.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-1166-LA) filed with the Securities and Exchange Commission on February 7, 1996, as amended by Amendment No. 1 thereto filed on March 19, 1996 and Amendment No. 2 thereto filed on March 27, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ModaCAD, INC.

Date:  August 13, 1996                 By:   /s/  LEE FREEDMAN
                                            ------------------
                                            Lee Freedman
                                            Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                                                                                   SEQUENTIALLY
                                                    DESCRIPTION                                    NUMBERED PAGE

        3.1           Amended and Restated Articles of Incorporation.(1)
        3.2           Bylaws, as amended.(1)
        27.1          Financial Data Schedule.(2)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-1166-LA) filed with the Securities and Exchange Commission on February 7, 1996, as amended by Amendment No. 1 thereto filed on March 19, 1996 and Amendment No. 2 thereto filed on March 27, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.