Form 10QSB
period 1996-09-30
MODACAD INC
filed 1996-10-18
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

Commission file number 0-28088


                                  MODACAD, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              California                                   95-4145930
----------------------------------------       ---------------------------------
    (State or other jurisdiction of               (IRS Employer Identification
     incorporation or organization)                Number)

    1954 Cotner Avenue, Los Angeles                          90025
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (310) 312-9826
                         -------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock, as of October 18, 1996, was 3,865,790.

Transitional Small Business Disclosure Format:   Yes        No   X

                                  MODACAD, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


 Item                          Table of Contents                          Page
------   ---------------------------------------------------------        ----

                          PART I. FINANCIAL INFORMATION

   1.    FINANCIAL STATEMENTS........................................       1

         Balance Sheet at September 30, 1996.........................       1

         Statements of Operations for the three and nine months ended
            September 30, 1996 and 1995..............................       2

         Statements of Cash Flows for the nine months ended
           September 30, 1996 and 1995...............................       3

         Notes to Financial Statements...............................       4

   2.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................       6

         General ....................................................       6

         Results of Operations.......................................       6

         Liquidity and Capital Resources.............................      10

                           PART II. OTHER INFORMATION

   1.    Legal Proceedings...........................................      12

   2.    Changes in Securities.......................................      12

   3.    Defaults Upon Senior Securities.............................      12

   4.    Submission of Matters to a Vote of Security Holders.........      12

   5.    Other Information...........................................      12

   6.    Exhibits and Reports on Form 8-K............................      12

         Signature...................................................      13

         Exhibit Index ..............................................      14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 ModaCAD, Inc.
                                 BALANCE SHEET
                               September 30, 1996
                                  (Unaudited)


                                     ASSETS

Current assets:
    Cash                                                                                        $2,403,503
    Accounts receivable, net of allowance for doubtful accounts of $6,830                        1,524,342
    Inventories                                                                                     37,750
    Prepaid expenses and other current assets                                                      115,742
                                                                                                ----------
             Total current assets                                                                4,081,337

Capitalized computer software development costs,
    net of accumulated amortization of $245,722                                                  2,061,498
Furniture and equipment, net of accumulated depreciation of $374,952 (Note 2)                      592,619
Investment in and advances to unconsolidated subsidiary                                             55,324
Other assets                                                                                        38,006
                                                                                                ----------
                                                                                                $6,828,784
                                                                                                ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Advances -- officers/stockholders, unsecured, due on
         demand, non-interest bearing (Note 3)                                                  $   75,000
    Accounts payable and accrued expenses                                                          215,391
    Deferred income                                                                                 43,944
                                                                                                ----------
             Total current liabilities                                                             334,335
                                                                                                ----------
Stockholders' equity: (Note 4)
    Common stock. no par value; authorized 15,000,000 shares;
         issued and outstanding 3,865,790                                                       11,592,905
    Accumulated deficit                                                                         (5,098,456)
                                                                                                ----------
             Total stockholders' equity                                                          6,494,449
                                                                                                ----------
                                                                                                $6,828,784
                                                                                                ==========

  The accompanying notes are an integral part of these financial statements.

                                 ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  1996             1995             1996           1995
                                                               ----------       ----------       ----------     ----------
Net sales                                                      $1,269,599       $  468,516       $2,163,074     $1,443,216
                                                               ----------       ----------       ----------     ----------
Cost of sales                                                      23,316           52,642           82,858        179,889
Selling, general and administrative                               605,539          275,442        1,448,512        854,972
Research and development                                           20,491           60,542           63,141        205,410
Amortization of capitalized software development costs             68,442           19,880          166,204         59,639
                                                               ----------       ----------       ----------     ----------
       Total expenses                                             717,788          408,506        1,760,715      1,299,910
                                                               ----------       ----------       ----------     ----------
Income from operations                                            551,811           60,010          402,359        143,306
Interest/Dividend income                                           37,403                0           77,192              0
Interest expense -- related party                                       0          (77,474)               0       (229,896)
                                                               ----------       ----------       ----------     ----------
Net income (loss)                                              $  589,214       $  (17,464)      $  479,551     $  (86,590)
                                                               ==========       ==========       ==========     ==========
Net income (loss) per share                                    $     0.15       $    (0.01)      $     0.16     $    (0.05)
                                                               ==========       ==========       ==========     ==========
Weighted average common shares outstanding                      3,908,259        1,694,816        3,088,104      1,694,816
                                                               ==========       ==========       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                 ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                              1996              1995
                                                                           ----------        ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  479,551        $  (86,590)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation                                                          57,141            16,854
         Amortization of capitalized software development costs               166,204            59,639
         (Increase) decrease in:
            Accounts receivable                                            (1,145,714)           75,008
            Inventories                                                       (28,200)                0
            Prepaid expenses and other current assets                        (111,322)              130
            Other assets                                                      (26,046)           24,037
         Increase (decrease) in:
            Accounts payable and accrued expenses                            (478,622)           83,064
            Deferred income                                                   (16,054)           71,706
            Accrued interest                                                        0           229,896
                                                                           ----------        ----------
   Net cash (used in) provided by operating activities                     (1,103,062)          473,744
                                                                           ----------        ----------
Cash flows from investing activities:
   Purchase of furniture and equipment                                       (504,261)         (109,100)
   Capitalized computer software development cost                          (1,271,607)         (514,065)
                                                                           ----------        ----------
   Net cash used in investing activities                                   (1,775,868)         (623,165)
                                                                           ----------        ----------
Cash flows from financing activities:
   Repayment of borrowings under notes payable                               (250,000)                0
   Repayment of borrowings (Advances) from officers/stockholders             (200,000)           85,000
   Proceeds from issuance of common stock and warrants                      5,429,612                 0
   Decrease (Increase) in deferred offering costs                             289,597            (2,038)
                                                                           ----------        ----------
   Net cash provided by financing activities                                5,269,209            82,962

Net increase (decrease) in cash                                             2,390,279           (66,459)
Cash, beginning of period                                                      13,224            86,198
                                                                           ----------        ----------
Cash, end of period                                                        $2,403,503        $   19,739
                                                                           ==========        ==========

                               Supplemental Cash Flow Information

   Interest paid                                                           $        0        $        0
                                                                           ==========        ==========
   Income taxes paid                                                       $    1,367        $      800
                                                                           ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                                  MODACAD, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1:  GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of ModaCAD, Inc. (the "Company" or "ModaCAD"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Office equipment                             $ 49,132
     Computer equipment and software               740,867
     Furniture and fixtures                        129,835
     Leasehold improvements                         47,737
                                                  --------
                                                  $967,571
     Less: Accumulated depreciation                374,952
                                                  --------
                                                  $592,619
                                                  ========

Note 3: ADVANCES - OFFICERS/STOCKHOLDERS

During the first quarter of 1996, the Company borrowed a total of $115,000 from two of its officers/stockholders under non-interest-bearing notes. In April 1996, the Company repaid $315,000 to the officers/stockholders for non-interest bearing loans made to the Company in 1995 and 1996.

Note 4: STOCKHOLDERS' EQUITY

Issuance of Common Stock

In January 1996, the Company issued 11,251 shares of common stock to employees of the Company for employee stock awards accrued in prior years. In August 1996, the Company issued additional 1,298 shares of common stock to an employee as a stock award.

Exercise of Warrant

In March 1996, two of the Company's officers and majority shareholders exercised a warrant to purchase 236,955 shares of the Company's common stock for $9,125.

                                  MODACAD, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: STOCKHOLDERS' EQUITY (Continued)

Conversion of Note Payable

A note payable to two of the Company's officers/stockholders in the principal amount of $3,073,713 and accrued interest of $1,471,462 was converted into 900,000 shares of the Company's common stock on March 27, 1996 in connection with the Company's initial public offering.

Initial Public Offering

In April 1996, the Company completed an initial public offering (the "IPO") of 1,400,000 units ("Units") resulting in net proceeds to the Company of approximately $5,600,000 after paying underwriters' fees and costs associated with the offering. Each Unit consisted of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996, the effective date of the Registration Statement. In April 1996, an additional 210,000 Units were sold pursuant to the over-allotment option granted to the underwriters resulting in net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance.

Repurchase of Common Stock

Upon completion of the IPO, the Company repurchased 312,168 shares of its common stock for $900,000 from two affiliated minority shareholders.

Warrant

In December 1995 and January 1996, the Company issued two-year Unit purchase warrants to a third party lender to purchase an aggregate of 200,000 Units with an exercise price of $4.00 per Unit. The warrants are exercisable through December 1997. The warrants included in the Units will be exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996.

Issuance of Warrant

The Company issued to the underwriters in the IPO, in consideration for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 27, 1997.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan which expires in 2006. Under the Plan 300,000 shares have been reserved for issuance. In January 1996, 180,000 options to purchase common stock were granted to an employee with an exercise price of $5.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's existing products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product families: computer aided design ("CAD") and electronic merchandising products. The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company is currently developing consumer software products for interior home decorating applications. Prior to the third quarter of 1996, the Company's revenues have been generated principally from sales of its CAD and electronics merchandising products. During the third quarter of 1996, the Company generated a significant portion of its total revenue as a result of the fulfillment of certain obligations pursuant to an agreement with its consumer software publisher.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                       Three  Months Ended September  30,
                                                 --------------------------------------------
                                                         1996                    1995
                                                 -------------------      -------------------

Net sales                                        $1,270        100.0%     $  469        100.0%
Cost of sales                                        23          1.8          53         11.2
Selling, general and administrative                 606         47.7         275         58.8
Research and development                             20          1.6          61         12.9
Amortization of software development costs           69          5.4          20          4.2
                                                 ------        -----      ------        -----
  Total expenses                                    718         56.5         409         87.1
                                                 ------        -----      ------        -----
Income from operations                              552         43.5          60         12.9
Interest/Dividend income                             37          2.9           0          0.0
Interest expense                                      0          0.0         (77)       (16.5)
                                                 ------        -----      ------        -----
  Net income (loss)                              $  589         46.4%     $  (17)        (3.6%)
                                                 ======        =====      ======        =====

Net Sales

Net sales increased $801,000, or 171%, to $1,270,000 in the third quarter of 1996 from $469,000 in the third quarter of 1995 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products) and revenue generated under publishing agreement relating to the Company's new consumer product line being developed.

Sales of electronic merchandising and CAD products increased $104,000, or 28%, to $472,000 in the third quarter of 1996 from $368,000 in the third quarter of 1995 primarily due to establishment of certain new major accounts in the third quarter of 1996.

Most of the Company's third quarter net sales increase was attributable to the recognition of revenue upon the fulfillment of certain obligations under an agreement with its consumer software publisher with respect to the Company's new interior home decorating software products being developed.

There were no hardware sales in both the third quarters of 1996 and 1995 due to the Company's decision to phase out such sales which historically generated low profit margins for the Company.

Cost of Sales

Cost of sales decreased $30,000, or 57%, to $23,000 in the third quarter of 1996 from $53,000 in the third quarter of 1995. This decrease was primarily due to the Company's decision to phase out hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $331,000, or 120%, to $606,000 in the third quarter of 1996 from $275,000 in the third quarter of 1995. This increase was primarily due to the increase of $172,000 in personnel costs resulting from the hiring of additional personnel in 1996 in support of the accelerated activities associated with the Home Decorator Series consumer software product line. Certain related costs including travel, marketing, telephone, and office supplies expenses increased $71,000 in the third quarter of 1996 compared to the third quarter of 1995. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering (the "IPO") in April 1996.

Research and Development

The Company incurred $515,000 of research and development costs during the third quarter of 1996, of which $495,000 was capitalized as software development costs and $20,000 was expensed, compared to $245,000 for the third quarter of 1995, of which $184,000 was capitalized and $61,000 was expensed. The 110% increase in research and development expenditure from the third quarter of 1995 to the third quarter of 1996 was primarily due to the hiring of additional personnel in connection with the development of the Home Decorator Series and the Company's next generation commercial products.

Amortization of Software Development Costs

The amortization of software development costs increased $49,000, or 245%, to $69,000 in the third quarter of 1996 from $20,000 in the third quarter of 1995 as the Company began marketing (and amortizing development costs associated with) several new versions of software products in 1996.

Interest/Dividend Income

Interest/Dividend income of $37,000 in the third quarter of 1996 was generated from a "money market" account in which the unexpended proceeds from the Company's IPO are maintained.

Interest Expense

The Company incurred interest expense of $77,000 in the third quarter of 1995 on a promissory note held by the Company's majority stockholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock in March 1996 in connection with the IPO, and no interest expense has been incurred in 1996.

Income Taxes

The Company recorded no provision for income taxes in the third quarter of 1996 and 1995 due to the utilization of net operating loss carryforwards.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                        Nine  Months Ended September 30,
                                                 ---------------------------------------------
                                                         1996                     1995
                                                 -------------------      --------------------

Net sales                                        $2,163        100.0%     $1,443         100.0%
Cost of sales                                        83          3.8         180          12.5
Selling, general and administrative               1,449         67.0         855          59.2
Research and development                             63          2.9         205          14.2
Amortization of software development costs          166          7.7          60           4.1
                                                 ------        -----      ------         -----
  Total expenses                                  1,761         81.4       1,300          90.0
                                                 ------        -----      ------         -----
Income from operations                              402         18.6         143          10.0
Interest/Dividend income                             77          3.6           0           0.0
Interest expense                                      0          0.0        (230)        (15.9)
                                                 ------        -----      -------        -----
  Net income (loss)                              $  479         22.2%     $  (87)         (5.9%)
                                                 ======        =====      =======        =====

Net Sales

Net sales increased $720,000, or 50%, to $2,163,000 in the first nine months of 1996 from $1,443,000 in the comparable period of 1995 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products) and revenue generated under publishing agreement relating to the Company's new consumer product line being developed. However, there were small sales decreases in hardware, consulting, training and maintenance services which slightly offset those increases.

Sales of electronic merchandising software and CAD products increased $113,000, or 10%, to $1,231,000 in the first nine months of 1996 from $1,118,000 in the comparable period of 1995 primarily due to establishment of new major accounts in the first nine months of 1996. The increase in sales in the first nine months of 1996 compared to the comparable period of 1995 was also due to the release of new updates of the Company's electronic merchandising products (primarily in the first quarter of 1996).

Most of the Company's first nine months net sales increase was attributable to the recognition of revenue upon the fulfillment of certain obligations under an agreement with its consumer software publisher with respect to the Company's new interior home decorating software products being developed.

Net sales attributable to consulting services, training and hardware sales decreased by $82,000, or 69%, to $36,000 in the first nine months of 1996 from $118,000 in the comparable period of 1995 primarily due to the Company's decisions to outsource some customer training to an independent contractor and to phase out its hardware sales which historically generated low profit margins. Net sales resulting from products maintenance fees decreased $8,000 in the first nine months of 1996 compared to the comparable period of 1995.

Cost of Sales

Cost of sales decreased $97,000, or 54%, to $83,000 in the first nine months of 1996 from $180,000 in the comparable period of 1995. This decrease was primarily due to lower costs associated with customer training and sales of computer hardware as a result of the Company's decision to outsource some customer training and phase out hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $594,000, or 69%, to $1,449,000 in the first nine months of 1996 from $855,000 in the comparable period of 1995. This increase was primarily due to the increase of $377,000 in personnel costs resulting from the hiring of additional personnel in the first nine months of 1996 in support of the accelerated activities associated with the Home Decorator Series consumer software product line. Certain related costs including travel, marketing, telephone, and office supplies expenses increased $171,000 in the first nine months of 1996 compared to the comparable period of 1995. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the IPO in April 1996.

Research and Development

The Company incurred $1,335,000 of research and development costs during the first nine months of 1996, of which $1,272,000 was capitalized as software development costs and $63,000 was expensed, compared to $720,000 for the comparable period of 1995, of which $515,000 was capitalized and $205,000 was expensed. The 85% increase in research and development expenditure from the first nine months of 1995 to the first nine months of 1996 was primarily due to the hiring of additional personnel in connection with the development of the Home Decorator Series and the Company's next generation commercial products.

Amortization of Software Development Costs

The amortization of software development costs increased $106,000, or 177%, to $166,000 in the first nine months of 1996 from $60,000 in the comparable period of 1995 as the Company began marketing (and amortizing development costs associated with) several new versions of software products during the first nine months of 1996.

Interest/Dividend Income

Interest/Dividend income of $77,000 in the first nine months of 1996 was generated from a "money market" account in which the unexpended proceeds from the Company's IPO are maintained.

Interest Expense

The Company incurred interest expense of $230,000 in the first nine months of 1995 on a promissory note held by the Company's majority stockholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock in March 1996 in connection with the IPO, and no interest expense has been incurred in 1996.

Income Taxes

The Company recorded no provision for income taxes in the first nine months of 1996 and 1995 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital through the first quarter of 1996 were cash flow from its operations and cash loans provided by two of its officers who are the majority shareholders of the Company on an as-needed basis in support of the Company's software development programs. At the end of March 1996, loans by such officers and majority shareholders in the principal amount of $3,073,713 and accrued interest thereon of $1,471,462 were converted into 900,000 shares of the Company's common stock pursuant to an agreement between such officers/shareholders and the Company in connection with the Company's IPO.

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

In December of 1995 and January 1996, a third party loaned the Company $250,000 and $150,000, respectively, to help finance the costs of the IPO and the ongoing operations of the Company. In connection with such loans, the Company granted the lender two-year Unit Purchase Warrants, with registration rights, to purchase an aggregate of 200,000 Units (each Unit consisting of one share of common stock and one warrant to purchase one share of common stock) with an exercise price of $4.00 per Unit. In April 1996, the loans with aggregate principal of $400,000 and accrued interest of $14,650 were paid.

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

In April 1996, the Company issued a warrant to the underwriters for $1,400 to purchase 140,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock). (See Note 4 to Financial Statements included elsewhere herein.) The units are exercisable for a four-year period commencing March 27, 1997 at an exercise price of $6.00 per unit.

The Company believes that its existing capital and anticipated funds from operations will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  27.1     Financial Data Schedule.(1)

           (b)    Reports on Form 8-K

                  None.




-----------------
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        ModaCAD, INC.


Date:  October 18, 1996                     By:  /s/  LEE FREEDMAN
                                                 ---------------------------
                                                 Lee Freedman
                                                 Vice President, Finance and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



 EXHIBIT                                                       SEQUENTIALLY
 NUMBER                            DESCRIPTION                 NUMBERED PAGE

  27.1          Financial Data Schedule.(1)









------------------
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR.