Form 10KSB
period 1996-12-31
MODACAD INC
filed 1997-03-31
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

Commission file number 0-28088


                                  MODACAD, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              California                               95-4145930
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

    1954 Cotner Avenue, Los Angeles                       90025
(Address of principal executive offices)                (Zip Code)

                                 (310) 312-9826
                           ---------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                      Unit
                                ----------------
                                (Title of Class)

                  Selling Shareholder's Unit Purchase Warrants
                  --------------------------------------------
                                (Title of Class)

              Selling Shareholder's Common Stock Purchase Warrants
              ----------------------------------------------------
                                (Title of Class)

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $3,370,222.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,575,020 based on the average bid and asked prices of $7.625 per share as quoted on the NASDAQ SmallCap Market on March 26, 1997.

The number of shares outstanding of the registrant's common stock, as of March 26, 1997, was 3,893,290.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held in June 1997 are incorporated into Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes    No  X
                                                   ---   ---

                                     PART I


Item 1.  Description of Business

THE COMPANY

ModaCAD, Inc. ("ModaCAD" or the "Company") was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications, including the apparel, textile and home furnishings industries. The Company's goal was to develop software operating on personal computers ("PCs") that would enable non-technical users to create and model 3-D synthetic objects from 2-D images and render such objects in real time with photorealistic quality. The Company initially focused its efforts on developing computer aided design ("CAD") products for the industrial design segments of the textile and apparel industries. The Company has in the past engaged in research and development and generated limited revenues from product sales. Beginning in 1993, the Company began broader marketing efforts, including the introduction of electronic merchandising products, which efforts were increased in 1994, 1995 and 1996. In late 1995, the Company began efforts to expand its business into consumer PC software, initially through the development of a new, multiple-title consumer software product line, formerly referred to internally as "ModaCAD's Home Decorator Series" and currently referred to herein as the "3-D Home Interiors," aimed at the do-it-yourself home decorating and design marketplace. In 1996, the Company completed the development of the 3-D Home Interiors software which has been licensed to Broderbund Software, Inc. ("Broderbund") for publication, marketing and distribution.

Discussion of certain matters contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. Those forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, product introductions, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Commission.

PRODUCTS

ModaCAD's current and future products are divided into two principal product groups: commercial (CAD and electronic merchandising products) and consumer (3-D Home Interiors products). The Company's products are built principally using object-oriented technology and written in the C++ programming language. Most of the products are available on Windows and Macintosh operating systems. ModaCAD's products are based principally on its proprietary "core" modeling and rendering technology. The main features of this core technology are (i) real-time rendering performance on standard PC hardware platforms (e.g., PCs equipped with Intel 486 (66MHz) microprocessors or better and at least eight megabytes of random access memory), (ii) photorealistic visual simulations and (iii) easy authoring and modeling processes.

CURRENT PRODUCTS

CAD Products

The Company's CAD software comprises a family of four products (ModaDRAPE(R), ModaToolkit(TM), ModaSKETCH(TM) and ModaWEAVE(R)) designed to perform modeling, rendering and support tasks. The target market for these products is major industrial design companies. ModaDRAPE, ModaToolkit and ModaSKETCH(TM) are "bundled" together as the ModaDESIGN(TM) suite, ModaWEAVE, which runs only on the Macintosh operating system, is sold independently.

Traditionally, manufacturers of design-intensive items such as fashion, textiles, footwear, home furnishings, furniture and home improvement products have marketed their products by first prototyping them and then producing samples for buyers to evaluate. Because of the time and expense of the sampling process, manufacturers have increasingly been turning to the concept of "virtual sampling." Currently, the Company's CAD software is used to model 3-D product visualizations from simple 2-D images, render a photorealistic picture of simulated products and place them inside a simulated 3-D space, such as a room interior, and perform the entire rendering process in real time without the need for special or customized hardware. The ease of use, operability on standard PCs and the photorealistic 3-D image production of the ModaCAD industrial design product line serves to decrease the time and expense of product design.

The ModaDESIGN suite is an integrated design system capable of real-time rendering, modeling 3-D surface details onto 2-D images, image processing, artwork development and catalog authoring. ModaDRAPE is the modeling and real-time rendering software component. ModaToolkit is the software component that controls color management, texture management, repeat generation, screen printing separations, color reduction function and color changes. ModaSKETCH is the artwork development, image photo retouching and image processing software developed by and licensed from a third party. The ModaDESIGN system is sold with various options depending upon the user's application, and the ModaWEAVE textile weaving simulation software is sold separately. The Company also sells an entry-level version of the ModaDRAPE software, called Envision(R), which offers a more limited feature set than ModaDRAPE.

Electronic Merchandising Products

ModaCAD's electronic merchandising software was designed to enable retailers to reduce expensive product inventories by allowing "virtual" samples of products to be presented on a computer screen directly to customers. This software is used together with interactive kiosks and other desktop PC-based point-of-sale systems in retail stores for special-order products to allow consumers to visualize in an interactive format special order options (such as fabric styles or finishes) and preview their "customized" products prior to purchasing.

ModaCAD's electronic merchandising technology represents an improvement of traditional multimedia kiosk software by offering, in addition to catalogs of products, the ability to manipulate or "design" customized products in a photorealistic, real-time 3-D environment. The Company believes that the interactive "design" function of its technology is of critical importance to industries offering special order merchandise, such as home furnishings, home design and home improvements. As part of its electronic merchandising business, the Company has received orders from major retailers and manufacturers to produce numerous electronic catalogs on CD-ROMs containing "digital product content" used at point-of-sale together with the Company's electronic merchandising software. An example of such implementation is a furniture retailer using a ModaCAD-produced CD-ROM catalog to access a manufacturer's lines of upholstered furniture and visualize in photorealistic detail the "draping" of special-order fabrics onto available furniture frames.

The Company's electronic merchandising products are divided into three categories: (i) client/server technology, (ii) software products with embedded rendering functions for special-order product visualization compatible with kiosk hardware and desktop PCs and (iii) CD-ROM-based product catalogs in a compatible format. Such products feature real-time rendering for visualization, electronic order collection and special order visualization and validation. ModaFINITY(R) is the Company's point-of-sale electronic merchandising software for in-store cataloging and visualization of products. ModaFINITY is available with the following product options: ModaCATALOG(TM), an apparel-specific version; and the Server version, using a Local Area Network to manage network client/server implementations of ModaFINITY. The ModaFINITY software can also be effectively used as an internal line development and merchandising tool in large retail and manufacturing operations.

FUTURE PRODUCTS

3-D Home Interiors

The Company has completed development of the initial title in its consumer home decorating software series utilizing the Company's proprietary visualization technology and which has been licensed to Broderbund Software, Inc. for publication, marketing and distribution. Broderbund unveiled the product under the name 3-D Home Interiors during the first quarter of 1997 and has announced that it intends to release the product during the Spring of 1997. The Company understands that 3-D Home Interiors is planned to be marketed as a complementary product to Broderbund's existing 3-D Home Architect software. Both products will represent the first two titles of Broderbund's 3-D Home Series. Upon its distribution, 3-D Home Interiors and subsequent ModaCAD-authored titles in the 3-D Home Series are expected to enable consumers to perform sophisticated home design and decorating on PCs, using digital catalogs of merchandise readily available through retailers, in an interactive, photorealistic, 3-D environment. 3-D Home Interiors is targeted primarily at specific interior and home design projects which the Company considers to be of broad consumer appeal.

3-D Home Interiors and subsequent ModaCAD authored 3-D Home Series titles will employ the Company's 3-D virtual reality, real-time rendering and expert design technology for consumer use. The products contain comprehensive cataloging features for electronic product browsing and visualization in cooperation with product manufacturers and retailers. The inclusion of electronic catalogs of actual merchandise for use in the Company's design software, with drag and drop simplicity, combined with information on special-order options, will allow each user to become a "contract specifier" for his or her home decorating project.

In addition to anticipated revenues from the sales of 3-D Home Interiors and subsequent ModaCAD authored 3-D Home Series titles, the Company envisions, if such products achieve substantial market penetration, generating revenues from "publishing and advertising" fees charged to vendors who want their products to be featured in the 3-D Home Series. Although some small fees are being charged initially to retailers and manufacturers for inclusion of their products in 3-D Home Interiors, there is no assurance that the product will generate demand sufficient to charge significant fees. The Company has established relationships with multiple content providers (manufacturers and retailers) essential for 3-D Home Interiors and subsequent ModaCAD-authored 3-D Home Series titles and has produced digital component catalogs of their products for use with 3-D Home Interiors. The Company continues to establish relationships with new vendors to feature their product catalogs in the 3-D Home Series. The Company believes that the time and effort it would take a third party to establish such relationships and produce such digital component catalogs provide the Company with a competitive advantage, although there can be no assurance that competitors of the Company will not devote the resources necessary to do so.

Component Catalogs

In addition to the catalogs that are part of the Company's electronic merchandising and 3-D Home Interiors products, the Company intends for component catalogs to be offered and sold separately for use with such products and subsequent software titles. These catalogs are expected to be updated periodically and are expected to be dated, creating the need for updates. Once the 3-D Home Interiors software has been established in the consumer marketplace, the Company envisions third-party content providers such as magazines, retailers or manufacturers independently producing component catalogs that are compatible with the 3-D Home Interiors and contain their products or products they advertise or represent. Depending on the subject matter, such independently produced catalogs could be distributed on CD-ROM and on-line platforms, as original equipment manufacturers ("OEM") or private label products or as supplemental catalogs to the series produced by ModaCAD.

The composition and packaging of 3-D Home Interiors, including the integration of the digital component catalogs for subsequent 3-D Home Series titles will be subject to the design plans and release and marketing strategies of Broderbund. The Company expects to exploit the Internet and other emerging on-line media to provide users with a variety of complementary "shopping" and fulfillment/referral services in connection with 3-D Home Interiors and subsequent 3-D Home Series titles. This is expected to allow the on-line user to find specialized products and vendors, obtain catalog updates, locate product stores, create project budgets, purchase additional 3-D Home Series products and reach vendors directly.

ModaPLAN

The Company recently completed development and has commenced marketing a new strategic space management software solution named ModaPLAN, which is derived from the Company's proprietary 3-D rendering and electronic merchandising technologies. ModaPLAN is expected to enable retailers and store designers to create and view 3-D, photo-realistic renderings of store layouts and "planograms" via powerful client/server-based technology. ModaPLAN is designed to allow the user to integrate store layouts and planograms from one centralized database which will contain both product and fixture information. ModaPLAN expects to distinguish itself from companies producing software for similar uses by the quality of its 3-D rendering of objects in layout form as well as the ability to provide unlimited views of virtual store plans and layouts. ModaPLAN merges the Company's advanced virtual reality technology and relational databases into a productive planning, merchandising and analysis tool for the retail marketplace. Although development has been completed, the Company has not yet sold any units of this product. The Company anticipates the recognition of revenue from the sale of ModaPLAN to be achieved during the second half of fiscal 1997; however, the timing and amount of revenues received will depend on the Company's success in marketing and consumer acceptance of the product.

ModaVISION

The Company has also recently completed development of a new commercial product named ModaVISION, which combines the Company's patented rendering technology, 3-D photo-realistic visualization and proprietary electronic merchandising technology to create a powerful point-of-purchase sales tool for retailers. Targeted primarily for use by retailers as well as home-builders, ModaVISION is designed to be an in-store sales tool and is expected to have broad interest to a number of industries. ModaVISION is designed to enable sales representatives working with customers to create a virtual shopping cart of actual branded retail products and then drag and drop desired selections into a virtual room design in order for customers to visualize such products in a simulated 3-D environment. Although ModaVISION will be considered a professional design application, its familiar and easily understood menus, toolbars and shortcuts will not require the skills of a professional designer. The Company has recognized revenue from the sale of ModaVISION during the Company's first quarter of fiscal 1997. However, the timing and amount of future revenues recognition will depend on the Company's success in marketing and consumer acceptance of the product.

ModaDESIGN PRO

The Company has substantially completed development and has commenced marketing a new CAD product entitled ModaDESIGN PRO, which is a fully integrated design system that includes several powerful applications developed to assist design and merchandising teams in all phases of product, textile and catalog development. ModaDESIGN PRO's components include a proprietary textile design system, an embedded draping system as well as image processing, sketching and painting tools. As a design system, ModaDESIGN PRO provides a direct interface with all leading graphic software programs, enabling designers to access ModaDESIGN PRO directly without having to shut down other graphic design applications. ModaDESIGN PRO is intended to streamline design and merchandising tasks, thereby reducing product development time and expense. ModaDESIGN PRO is expected to have the functionality to create "virtual samples" prior to actual product development and is designed to allow users to create presentations, story boards, and promotional material. ModaDESIGN PRO is also expected to enable users to create comprehensive interactive image databases for use in the Company's electronic merchandising catalogs, sales representative systems and kiosk programs. The Company expects to begin recognizing revenue from the sale of ModaDESIGN PRO during fiscal 1997. While ModaDESIGN PRO is currently being made available to selected customers, the actual product release is scheduled during fiscal 1997. Timing and the amount of future revenue recognition will depend on the Company's success in marketing and consumer acceptance of the product.

3-D ModaPAINTER

The Company is also engaged in the development of its next generation core technology, tentatively called 3-D ModaPAINTER. This technology is expected to provide 3-D painting, enhanced real-time rendering and enhanced modeling. 3-D ModaPAINTER, if successfully developed, is expected to have both consumer and professional applications consistent with the Company's long-term licensing strategies for its core technologies and to augment ModaCAD's current commercial products and enhance ModaCAD's consumer product line. 3-D ModaPAINTER is being designed to allow digital image manipulation for application to 3-D models in real time, featuring new technology developed by the Company which allows traditional 2-D image processing tools such as brushes, air brushes and drawing tools to operate three-dimensionally. The anticipated target markets for products that incorporate 3-D ModaPAINTER's technology are segments of the computer graphics marketplace, desktop publishing, games developers, multimedia authoring, CAD, as well as computer hardware manufacturers. The Company believes that development of this technology is important in order for the Company to maintain leadership of its products in both commercial and consumer product markets and to create an industry standard for 3-D modeling, photo-realistic visualization and rendering products based upon the Company's core technologies. Although the Company has achieved technological feasibility, significant development remains to be completed before this technology can be incorporated into a product for commercial use and there is no certainty as to whether or when products utilizing 3-D ModaPAINTER will be available for sale.

MARKETING, SALES AND DISTRIBUTION

Commercial Products

The Company markets its commercial products through its direct sales force and a network of authorized dealers and distributors. The Company employs eight sales people and four marketing people. In addition to its Los Angeles headquarters, the Company operates two sales offices, one in New York, New York and one in Greensboro/High Point, North Carolina. Internationally, the Company has established an exclusive distribution arrangement for certain European territories with ModaCAD Europe and has established nonexclusive dealerships in locations such as Japan, South Korea, Australia, India, Columbia, Brazil, New Zealand and Thailand. ModaCAD Europe has been the largest purchaser of the Company's commercial products since it was established. Sales to ModaCAD Europe increased in 1996 compared to 1995. In 1995 and 1996, such sales accounted for approximately 16% and 12%, respectively, of the Company's total sales.

Since the Company's commercial products are typically used by businesses to manufacture, merchandise and/or sell specialized products, sales to an end user
- whether direct sales by the Company or by a distributor or dealer - often require the Company to create an individually tailored, specialized product package for the end user. For example, an apparel manufacturer may be interested in the design and sketching applications of the CAD products, a furniture manufacturer may be interested in 3-D modeling and particular fabric draping characteristics of such software and a retailer of home furnishings may be interested in setting up product visualization stations in a showroom for use by retail customers. In each of these cases, the Company will (i) provide the customer with appropriate software for use under license, (ii) advise the customer of any computer hardware it needs to buy, upgrade or adapt in order to utilize the software, (iii) assist the customer in the creation of the database of the customer's products or designs, and (iv) provide ongoing training and support in the use of the product package.

ModaCAD licenses its software under either license agreements or site license agreements, the latter being used principally for major corporate accounts. ModaCAD offers quantity discounts for multiple-unit purchases and special discounts to accredited educational institutions. The Company advertises its products in trade magazines and conducts direct mail, telemarketing and a media editorial campaign in industry trade press and general business publications. In addition, the Company participates in major computer industry, home furnishings and fixtures and apparel trade shows throughout the United States.

3-D Home Interiors Products

In March 1996, the Company entered into a Software Development and Publishing Agreement with Broderbund ("the Broderbund Agreement"), appointing Broderbund as publisher of 3-D Home Interiors and subsequent ModaCAD authored 3-D Home Series software titles. Broderbund is expected to distribute and market the products, domestically and internationally, to PC hardware and software retailers and resellers, home furnishing and fixture retailers and home improvement stores. Under the Broderbund Agreement, the Company is responsible for the design and development of the 3-D Home Interiors and related derivative works, including upgrades and foreign language adaptations, subject to Broderbund's final editorial control over the products. Broderbund has been granted exclusive worldwide rights to publish the 3-D Home Interiors and such derivative works and is responsible for marketing and promotion of the products and for customer support after publication.

Broderbund is a leading software publisher and distributor. During fiscal 1996, Broderbund reported that it released over 40 new software products including new titles, upgrades to existing titles and transfers of existing titles to new hardware platforms.

The Company and Broderbund also intend to market 3-D Home Interiors and subsequent 3-D Home Series titles through the Internet and other on-line services and direct-to-consumer channels. The Company plans to use the Internet and other emerging on-line media to create sites relating to home decorating and home furnishings on the World-Wide-Web and other on-line networks. The Company already operates an Internet website which it plans to expand. The Company envisions using 3-D Home Interiors together with websites or other computerized or networked "environments" created by the Company or third-party manufacturers, vendors or sellers of advertising space (such as magazines) to present an array of complementary services, product shopping, updating options and other services. Through such channels of distribution, consumers interested in home decorating could experience interactive demonstrations of 3-D Home Interiors and order the product on-line. The Company views such plans as the initial steps toward establishing itself in the emerging electronic or on-line marketplace as a leading provider of digital content of products for home shopping, for home furnishing, and for in-home decorating and, eventually, for products in other industries into which the Company's software products may be expanded.

COMPETITION

The computer software design and electronic merchandising markets are intensely competitive and subject to rapidly changing technologies and evolving product standards. In the broad computer software design and electronic merchandising markets, the Company competes with numerous companies providing CAD and rendering software, including companies such as Computer Design Inc., Gerber Garment Technology, Inc., Info Design, Lectra Systems, Inc., Intellitek Computer Corporation and MicroD Inc. Some of the Company's existing and potential competitors in the software design and electronic merchandising markets have significantly greater financial, technical, sales and marketing resources than the Company and have longer operating histories than the Company and better brand name recognition.

The Company believes that principal competitive factors in the commercial product markets in which the Company competes include product functionality and ease of use, product performance and reliability, customer service and support, vendor credibility and brand awareness, technological advantages and price/performance characteristics. The Company believes that its products compete favorably with the products of its competitors principally due to the advantages of their real-time photorealistic modeling and rendering functions, ease of use with existing Macintosh and Windows operating systems and, in the case of electronic merchandising and 3-D Home Interiors products, integration with a digital database of manufacturers' product catalogs. Although the Company believes that it competes favorably in the markets it serves, there can be no assurance that new or established competitors will not offer products superior to, or lower in price than, those of the Company.

The consumer software market is increasingly competitive, with numerous suppliers directing new products into a highly differentiated and rapidly developing marketplace. The Company believes that the principal competitive factors in the consumer software market include product features and performance, product reliability, ease of use, product reputation, price, timeliness of product upgrades and quality of customer support and service. The Company's competitors in this market include several large companies with substantially greater financial, technical, marketing and other resources than the Company, as well as numerous companies of varying sizes and resources, including Broderbund, SoftKey Software Inc., Expert Software, Inc., Softdesk, Inc., Autodesk, Inc. and Books-that-Work. Although Broderbund and ModaCAD have entered into the Broderbund Agreement for the 3-D Home Interiors which contains certain mutual noncompetition covenants, such agreement does not prohibit Broderbund from publishing or distributing similar products which could compete with the Company's products, including 3-D Home Architect, which Broderbund currently publishes. Additionally, the Company expects increased competition from new competitors who may in the future publish competitive home decorating software products. The Company believes that its use of its core technology in its 3-D Home Interiors products, and use of digitized catalogs of actual products with the system, give its products the sufficient attributes to provide an initial competitive advantage in the consumer software market.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

During 1995 and 1996, the Company's largest commercial product purchaser, ModaCAD Europe, accounted for approximately 16% and 12%, respectively, of the company's total revenues. During 1996, the Company's largest consumer product purchaser, Broderbund Software, Inc., accounted for approximately 44% of the company's total revenues. The Company may continue to be dependent on these two or more significant customers, the loss of which could have a material and adverse effect on the Company's business.

PATENTS AND PROPRIETARY RIGHTS

The Company holds two United States patents. The first one covers the Company's core rendering and modeling technology. The second one covers 3-D modeling techniques. In addition to patent protection, the Company relies on a combination of (i) trade secret, copyright and trademark laws, (ii) confidentiality and nondisclosure agreements and (iii) other contractual and technical measures to protect its proprietary rights. There is no assurance that these measures will deter misappropriation of the Company's proprietary rights. The Company employs a "lock and key" system with respect to the proprietary information underlying its software. This system is designed to ensure that only certain key employees have access to such information, all of whom have signed confidentiality and nondisclosure agreements. The Company has seven registered trademarks, including the mark ModaCAD. The Company believes that its products, trademark and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such asserted claims may not result in costly litigation.

RESEARCH AND DEVELOPMENT

ModaCAD believes that its success will depend primarily on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness and fulfill an expanding range of customer requirements. To date, the Company has designed and developed all of its products internally with the exception of two utility software products offered with the ModaDESIGN system. The Company was principally a product development company with respect to its industrial design and electronic merchandising products until 1993, when the Company developed marketing and product distribution capability. The Company's research and development expenditures totaled $964,000 or 51% of revenues in fiscal 1995 and $2,217,000 or 66% of revenues in fiscal 1996. During such periods, no significant amount of the Company's research and development expenditures was customer sponsored.

EMPLOYEES

As of December 31, 1996, the Company employed 52 full-time employees, including 12 in sales and marketing, 12 in engineering, 15 in product development, 10 in administration and 3 in customer support services. The Company also employs 11 consultants who work in product development. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain highly qualified personnel. The competition for such personnel in the computer software industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.  Description of Property

The Company's executive headquarters are located in a 5,100 square-foot facility in Los Angeles, California, under a lease that expires in November 2000. The Company also maintains a small office in Los Angeles for computerized catalog production under a month-to-month lease. The Company leases approximately 2,400 square feet in High Point, North Carolina, for sales and marketing and customer service activities, directed primarily toward electronic merchandising customers under a lease that expires in June 1999. The Company leases approximately 1,500 square feet in New York primarily for facilitating marketing and customer support activities in the Northeast region under a lease that expires in August 1999. The Company anticipates that it may require additional space in Los Angeles in the first half of 1997 to handle the expected increased levels of customer support and sales and marketing activities. The Company believes it can readily acquire any needed additional space when and as needed on commercially reasonable terms.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

TRADING PRICES OF SECURITIES

The Company's common stock and warrants are traded in the NASDAQ SmallCap Market under the trading symbols "MODA" and "MODAW," respectively. The high and low sales prices for each quarter of 1996 for the Company's common stock and warrants are as follows:

                                                           BID PRICES
                                                HIGH                      LOW
          COMMON STOCK
          1st Quarter 1996                      6-1/8                    4-1/8
          2nd Quarter 1996                     6-11/16                   3-3/4
          3rd Quarter 1996                      5-3/4                      4
          4th Quarter 1996                      6-1/4                    4-1/2

          WARRANTS
          1st Quarter 1996                      2-1/4                    1-3/8
          2nd Quarter 1996                      2-5/8                    1-3/8
          3rd Quarter 1996                      2-3/8                    1-1/2
          4th Quarter 1996                     2-13/16                   1-1/2

Market prices for the listed common stock and warrants in 1995 were not available since the Company commenced its initial public offering in March 1996. The first quarter 1996 figures above are based on trading prices of the Company's securities on March 29, 1996, the only trading day for the Company's securities in that quarter after the effective date of the Company's SB-2 Registration Statement in connection with the Company's initial public offering. At December 31, 1996, the Company had approximately 880 shareholders of record. The Company has not paid dividends on its common stock and does not expect to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During 1996, the Company sold the following securities which were not registered under the Securities Act of 1993 (the "1993 Act"):

(a) In January and August 1996, the Company issued 11,251 and 1,298 shares of common stock, respectively, to its employees for employee stock awards in consideration for services rendered.

(b) In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. Under the Plan, 300,000 shares have been reserved for issuance. On January 26, 1996, the Company granted, under the Plan, stock options to one of its employees to purchase 180,000 shares of common stock with an exercise price of $5.00 per share exercisable through 2005. As of March 27, 1997, options to purchase 120,000 shares are exercisable. On November 25, 1996, the Company granted additional stock options to certain of its employees to purchase 24,000 shares of common stock with an exercise price of $4.6875 per share. These shares are exercisable for five years after the grant date.

(c) In January 1996, the Company granted in consideration for a loan to the Company a warrant to Kirk Blosch to purchase 75,000 shares of common stock and 75,000 common stock purchase warrants with an exercise price of $6.50 per share exercisable from March 27, 1996 through December 1997. On May 8, 1996, the Company granted in consideration for services a five year warrant to one of its directors to purchase 2,000 shares of common stock with an exercise price of $4.25 per share. On December 4, 1996, the Company granted in consideration for services a five year warrant to a consultant to purchase 250,000 shares of common stock with an exercise price of $5.00 per share. The warrant is exercisable commencing the date of grant and ending three years after the date of grant.

Exemption from the registration provisions of the 1933 Act for all of the transactions described in paragraph (c) above is claimed pursuant to Section 4(2) of the 1933 Act and/or Rule 504 of Regulation D promulgated thereunder on the grounds that such transactions did not involve any public offering, and, with respect to the transactions described in paragraphs (a) and (b) above, is claimed pursuant to Rule 701 under Section 3(b) of the Act on the grounds that such securities were issued pursuant to written compensatory benefit plans or contracts relating to compensation. The purchase in such transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates evidencing the securities issued in such transactions. All purchasers either received adequate information about the Registrant or had access to such information.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information under "Item 7. Financial Statements" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ materially include the following: (i) unforeseen technical or other obstacles in the development or production of the Company's software products, (ii) the release and marketing plans of the Company's 3-D Home Interiors software by the publisher of such software, (iii) customer acceptance of the Company's 3-D Home Interiors consumer software products and updated or revised versions of the Company's electronic merchandising and CAD software products, (iv) the Company's ability to produce its products on a cost-effective and timely basis, and (v) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the software, textile, apparel, home furnishings and home design industries in general.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running

Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (CAD and electronic merchandising products) and consumer (3-D Home Interiors products). The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. In the first half of 1996, the Company's revenues were generated principally from sales of its CAD and electronic merchandising products. During the second half of 1996, the Company generated a significant portion of its total revenue as a result of the fulfillment of certain obligations pursuant to an agreement with its consumer software publisher.

The Company has implemented a strategy to capitalize on the rapid growth of electronic merchandising and the demand for inexpensive, shrink-wrapped visualization and design software. The Company's plan is to leverage its proprietary core modeling and rendering technology and digital database of manufacturers' product catalogs to create a line of consumer software products for in-home use and to expand the Company's electronic merchandising products for in-store use.

The Company has recognized revenue in 1996 in connection with the completion of the development of the 3-D Home Interiors product and may receive additional revenues from the sales of this consumer product in late 1997. However, the timing and amount of revenues received from such products will depend on various factors outside the Company's control including, to a significant extent on the Company's publisher, Broderbund, the price Broderbund establishes for such product, customer acceptance of such product, royalties payable based on product sales and Broderbund's product release and marketing plans, all of which are uncertain. The Company also plans to begin licensing its technology for 3-D visualization in various segments of computer industry and expects to develop products targeted at OEM users and Internet application for 3-D visualization. The Company's longer-term strategy is to develop enhanced visualization and design software technology and products that exploit the concepts underlying its electronic merchandising and initial consumer products beyond home design into a variety of retail and consumer applications.

The Company's success will depend to a large extent upon Broderbund's success in marketing the 3-D Home Interiors product and customer acceptance of such product and the Company's ability to grow its electronic merchandising business and continue to generate revenues from CAD product sales. Due to a variety of factors including the inherent uncertainties of software development, the unpredictability of acceptance of the Company's new consumer software products in the marketplace and the Company's ability to avoid product obsolescence, there is no assurance that the Company will be able implement successfully its business plan or that the Company will be profitable in the future.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's statements of operations (in thousands) for the years ended 1996 and 1995 and the percentages that such items bear to net sales:

                                                               Year Ended December 31,
                                                     ----------------------------------------
                                                             1996                 1995
                                                     ------------------    ------------------
Net sales                                            $3,370       100.0 %  $1,905       100.0 %
Cost of sales                                           115         3.4       224        11.8
Selling, general and administrative                   2,338        69.3     1,036        54.4
Research and development                                 78         2.3       249        13.1
Amortization of software development costs              295         8.8        80         4.2
                                                     ------       -----    ------       -----
  Total expenses                                      2,826        83.8     1,589        83.5
                                                     ------       -----    ------       -----
Income from operations                                  544        16.2       316        16.5
Interest/Dividend income                                102         3.0         0         0.0
Interest expense                                          0         0.0      (308)      (16.1)
                                                     ------       -----    ------       -----
  Net income                                         $  646        19.2 %  $    8         0.4 %
                                                     ======       =====    ======       =====

1996 COMPARED WITH 1995

Net Sales

Net sales increased $1,465,000, or 77%, to $3,370,000 in 1996 from $1,905,000 in
1995 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products) and revenue generated in relation to the completion of the Company's new consumer products. However, there were small sales decreases in 1996 in hardware, consulting, training and maintenance services which slightly offset those increases.

Sales of electronic merchandising software and CAD products increased $135,000, or 9%, to $1,639,000 in 1996 from $1,504,000 in 1995 primarily due to establishment of new major accounts and the release of new updates of the Company's electronic merchandising products in 1996 compared to 1995.

Revenue generated from consumer products increased net sales by $1,380,000, or 986%, to $1,520,000 in 1996 from $140,000 in 1995 which increase was primarily attributable to the recognition of revenue upon the fulfillment of certain obligations under an agreement with the Company's consumer software publisher with respect to the completion of the development of the new interior home decorating software products in 1996.

Net sales attributable to consulting services, training and hardware sales decreased by $25,000, or 29%, to $62,000 in 1996 from $87,000 in 1995 primarily due to the Company's decisions to outsource some customer training to an independent contractor and to phase out its hardware sales which historically generated low profit margins. Net sales resulting from products maintenance fees decreased $14,000 in 1996 compared to 1995.

Cost of Sales

Cost of sales decreased $109,000, or 49%, to $114,000 in 1996 from $225,000 in
1995. This decrease was primarily due to lower costs associated with customer training and sales of computer hardware as a result of the Company's decision to outsource some customer training and phase out hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,302,000, or 126%, to $2,338,000 in 1996 from $1,036,000 in 1995. This increase was primarily due to the increase of $755,000 in personnel costs resulting from the hiring of additional personnel in 1996 in support of the accelerated activities associated with the 3-D Home Interiors consumer software product line and the development of the Company's next generation commercial products. Certain related costs including travel, marketing, telephone, and office supplies expenses increased $288,000 in 1996 compared to 1995. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of its initial public offering of securities ("IPO") in April 1996.

Research and Development

The Company incurred $2,217,000 of research and development costs in 1996, of which $2,139,000 was capitalized as software development costs and $78,000 was expensed, compared to $964,000 for 1995, of which $715,000 was capitalized and $249,000 was expensed. The 130% increase in research and development expenditure from 1995 to 1996 was primarily due to the hiring of additional personnel in connection with the development of the 3-D Home Interiors and the Company's next generation commercial products.

Amortization of Software Development Costs

The amortization of software development costs increased $216,000, or 272%, to $295,000 in 1996 from $80,000 in 1995 as the Company began marketing (and amortizing development costs associated with) several new versions of software products in 1996.

Interest/Dividend Income

Interest/Dividend income of $102,000 in 1996 was generated from a "money market" account in which the unexpended proceeds from the Company's IPO are maintained.

Interest Expense

The Company incurred interest expense of $308,000 in 1995 on a promissory note held by the Company's majority shareholders who are also officers of the Company. The note and the related accrued interest were converted into 900,000 shares of the Company's common stock in March 1996 in connection with the IPO, and no interest expense has been incurred in 1996.

Income Taxes

The Company recorded no provision for income taxes in 1996 and 1995 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital through the first quarter of 1996 were cash flow from its operations and cash loans provided by two of its officers who are the majority shareholders of the Company on an as-needed. At the end of March 1996, loans by such officers and majority shareholders in the principal amount of $3,073,713 and accrued interest thereon of $1,471,462 were converted into 900,000 shares of the Company's common stock pursuant to an agreement between such officers/shareholders and the Company in connection with the Company's IPO.

In June 1995, the Company needed additional funding to support its accelerated costs of operation and the development program for ModaCAD's 3-D Home Interiors. To fund such costs from June 1995 through March 1996 in addition to the loans referred to in the preceding paragraph, non-interest-bearing loans in the aggregate amount of $390,000 were provided by such officers/shareholders. In April 1996, a partial payment of $315,000 of the loans was made.

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

In April 1996, the Company completed an IPO of 1,400,000 units (each unit consists of one share of common stock and one warrant to purchase one share of common stock) resulting in net proceeds to the Company of approximately $5,400,000 after paying underwriters' fees and costs associated with the offering. An additional 210,000 units were sold in April 1996 pursuant to the over-allotment option granted to the underwriters resulting in additional net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance.

In April 1996, the Company issued a warrant to the managing underwriter of its IPO for $1,400 to purchase 140,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock). (See Note 4 to Financial Statements included elsewhere herein.) The units are exercisable for a four-year period commencing March 27, 1997 at an exercise price of $6.00 per unit.

The Company's principal source of capital in the next 12 months is anticipated to be cash flow from its operations. The Company anticipates to continue using its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. The Company believes that its existing capital and anticipated funds from operations will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

Item 7.        Financial Statements

               ModaCAD, Inc.
               Index to Financial Statements

                                  MODACAD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                                                                   MODACAD, INC.
                                                                        CONTENTS
                                                         AS OF DECEMBER 31, 1996
================================================================================


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        20

FINANCIAL STATEMENTS

         Balance Sheet                                                     21

         Statements of Operations                                          22

         Statement of Stockholders' Equity                                 23

         Statements of Cash Flows                                     24 - 25

         Notes to Financial Statements                                26 - 34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
ModaCAD, Inc.

We have audited the accompanying balance sheet of ModaCAD, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ModaCAD, Inc. as of December 31, 1996, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 7, 1997

                                                                   MODACAD, INC.
                                                                   BALANCE SHEET
                                                         AS OF DECEMBER 31, 1996
================================================================================

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                        $  2,138,963
      Accounts receivable, net of allowance for doubtful accounts
            of $112,141                                                   1,342,853
      Inventory                                                              26,025
      Prepaid expenses and other current assets                             127,408
                                                                       ------------

            Total current assets                                          3,635,249

Capitalized computer software development costs,
      net of accumulated amortization of $374,983                         2,799,693
Furniture and equipment, net (Note 2)                                       669,149
Investment in and advances to unconsolidated subsidiary (Note 6)             55,324
Other assets                                                                 22,440
                                                                       ------------

                  TOTAL ASSETS                                         $  7,181,855
                                                                       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Advances - officers/stockholders, unsecured,
            due on demand, non-interest bearing                        $     75,000
      Accounts payable and accrued expenses (Note 3)                        370,742
      Deferred income                                                        74,780
                                                                       ------------

            Total current liabilities                                       520,522
                                                                       ------------

COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY (Note 4)
      Common stock: no par value, 15,000,000 shares authorized,
            3,865,790 shares issued and outstanding                      11,593,905
      Accumulated deficit                                                (4,932,572)
                                                                       ------------

            Total stockholders' equity                                    6,661,333
                                                                       ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  7,181,855
                                                                       ============



The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

================================================================================

                                                                    1996            1995
                                                                -----------      ----------
NET SALES (Note 7)                                              $ 3,370,222      $1,904,725
                                                                -----------      ----------

EXPENSES
      Cost of sales                                                 114,854         224,488
      Selling, general and administrative                         2,338,277       1,035,775
      Research and development                                       78,105         249,247
      Amortization of capitalized software development costs        295,465          79,518
                                                                -----------      ----------

            Total expenses                                        2,826,701       1,589,028
                                                                -----------      ----------

INCOME FROM OPERATIONS                                              543,521         315,697
                                                                -----------      ----------

OTHER INCOME (EXPENSE)
      Investment income                                             101,914             -
      Interest expense - related party                                  -          (307,575)
                                                                -----------      ----------

            Total other income (expense)                            101,914        (307,575)
                                                                -----------      ----------

NET INCOME                                                      $   645,435      $    8,122
                                                                ===========      ===========

NET INCOME PER SHARE                                            $      0.20      $     0.00
                                                                ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        3,307,288        1,694,816
                                                                ===========      ===========



The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,
================================================================================

                                          Common Stock
                                  -----------------------------       Accumulated
                                     Shares           Amount            Deficit            Total
                                  ----------       ------------       -----------       -----------
Balance, December 31, 1994         1,418,454       $  1,618,117       $(5,586,129)      $(3,968,012)

Net income                                                                  8,122             8,122
                                  ----------       ------------       -----------       -----------

Balance, December 31, 1995         1,418,454          1,618,117        (5,578,007)       (3,959,890)

Sale of common stock               1,610,000          7,930,728                           7,930,728

Offering cost                                        (1,672,984)                         (1,672,984)

Conversion of notes payable
      and accrued interest -
      related parties                900,000          4,545,175                           4,545,175

Repurchase of shares                (312,168)          (900,000)                           (900,000)

Stock issued for
      compensation                    12,549             62,744                              62,744

Warrants exercised                   236,955              9,125                               9,125

Issuance of warrants for
      services                                            1,000                               1,000

Net income                                                                645,435           645,435
                                  ----------       ------------       -----------       -----------

Balance, December 31, 1996         3,865,790       $ 11,593,905       $(4,932,572)      $ 6,661,333
                                  ==========       ============       ===========       ===========



The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
================================================================================

                                                                                 1996              1995
                                                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $   645,435       $   8,122
      Adjustments to reconcile net income to net cash
            provided by operating activities
                  Depreciation                                                     23,859          22,651
                  Amortization of capitalized software development costs          295,465          79,518
                  Provision for loss on accounts receivable                       209,386          15,000
                  Issuance of warrants for services rendered                        1,000             -
      (Increase) decrease in
            Accounts receivable                                                (1,173,611)       (111,648)
            Inventory                                                             (16,475)            -
            Prepaid expenses and other current assets                            (122,988)            130
            Other assets                                                          (10,480)         (1,262)
      Increase (decrease) in
            Accounts payable and accrued expenses                                 (41,669)         25,180
            Deferred income                                                        14,782           2,892
            Accrued interest                                                          -           307,370
                                                                              -----------       ---------

                  Net cash (used in) provided by operating activities            (175,296)        347,953
                                                                              -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                        (617,468)       (130,119)
      Investment in and advances to unconsolidated subsidiary                         -           (29,924)
      Capitalized computer software development cost                           (2,069,104)       (715,144)
                                                                              -----------       ---------

            Net cash used in investing activities                              (2,686,572)       (875,187)
                                                                              -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      (Payments) proceeds note payable                                           (250,000)        250,000
      (Payments) advances - officers/stockholders                                (200,000)        275,000
      Purchase of common stock                                                   (900,000)            -
      Sale of common stock                                                      7,930,728             -
      Offering cost                                                            (1,602,246)        (70,738)
      Warrants exercised                                                            9,125             -
                                                                              -----------       ---------

            Net cash provided by financing activities                           4,987,607         454,262
                                                                              -----------       ---------

                  Net increase (decrease) in cash                               2,125,739         (72,972)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       13,224          86,196
                                                                              -----------       ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 2,138,963       $  13,224
                                                                              ===========       =========



The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
During the years ended December 31, 1996 and 1995, the Company paid no income taxes and $14,700 and $0, respectively, in interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
In 1996, the Company converted the note payable - related party principal amount of $3,073,713 and $1,471,462 of accrued interest into 900,000 shares of common stock of the Company, concurrently with the closing of the initial public offering.

In 1996, the Company issued 12,549 shares of common stock to certain employees for stock awards accrued for in prior years.


The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization and Line of Business
            ModaCAD, Inc. (the "Company") was incorporated in California on February 4, 1988. The Company designs, markets, and supports advanced virtual reality, rendering and modeling software for industrial design and retail customers primarily in the apparel, textile, home furnishings, and home design industries. The Company sells its products and grants credit on a worldwide basis.

            Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash Equivalents
            For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

            Inventories
            Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of computer software licenses purchased from outside vendors.

            Furniture and Equipment
            Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over an estimated useful life of five years. Maintenance and minor replacements are charged to expenses as incurred. Gains and losses on disposals of furniture and equipment are included in the results of operations.

            Software Development Costs
            Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of direct overhead, payroll costs, and consultants' fees of individuals working directly on the development of specific software products.

            Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs over expected net realizable value is expensed at that time.

            Joint Venture Investment and Advances
            The Company has a 40% interest in ModaMAGIC, Inc. ("ModaMAGIC"). ModaMAGIC was formed to produce an interactive, multi-media CD-ROM for the consumer market. As of December 31, 1996, ModaMAGIC had no revenues and is actively marketing its product.

            The Company reports its share of income and losses of ModaMAGIC under the equity method of accounting. As of December 31, 1996, the Company's equity in ModaMAGIC was not material to its results of operations.

            The Company has advanced $55,324 to ModaMAGIC as of December 31, 1996 (Note 6).

            Fair Value of Financial Instruments
            The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

            Revenue Recognition
            The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 91-1, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post contract customer support ("PCS") that is bundled with an initial licensing fee, and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. When a PCS is sold under a separate agreement, the revenue is recognized on a straight-line basis over the life of the PCS agreement, generally twelve months.

            Research and Development Costs
            Research and development costs are charged to expense as incurred. These costs consist primarily of salaries, consulting fees, and direct overhead.

            Impairment of Long-Lived Assets
            In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of such adoption was not material.


            Income Taxes
            The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

            Net Income Per Share
            Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Primary and fully-diluted earnings per share are not materially different.


NOTE 2 - FURNITURE AND EQUIPMENT

            Furniture and equipment consist of the following:

               Office equipment                     $   50,798
               Computer equipment and software         848,300
               Furniture and fixtures                  131,691
               Leasehold improvements                   49,914
                                                    ----------

                                                     1,080,703
               Less accumulated depreciation           411,554

                     TOTAL                          $  669,149
                                                    ==========

            Depreciation expense for the years ended December 31, 1996 and 1995 was $93,818 and $22,651, respectively, of which $69,959 and $0, respectively, were capitalized as software development costs.


NOTE 3 - COMMITMENTS

            Leases
            The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements that expire through November 30, 2000.

            Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

             Years Ending
             December 31,
                   1997                      $117,000
                   1998                       119,000
                   1999                       102,000
                   2000                        68,000
                                             --------

                         TOTAL               $406,000
                                             ========

            Rent expense was approximately $74,000 (net of $81,000 rent capitalized) and $95,000 for 1996 and 1995, respectively.

            Employment Agreements
            The Company has entered into employment agreements, expiring through December 31, 2002, with certain key officers of the Company. These officers will receive aggregate annual salaries of $300,000. Also, an aggregate bonus of 10% of net income before taxes is payable, not to exceed $300,000; as of December 31, 1996, the Company has accrued approximately $72,000 for these bonuses. In addition, if the market value of the Company's common stock is greater than $10 per share for any 20 consecutive trading days during any fiscal year, the Company will grant options to purchase an aggregate of 100 shares of common stock for each $1,000 of net income before taxes in that fiscal year up to a maximum of 120,000 options over the life of the employment agreements. These options will be exercisable at a price equal to the market value per share as of the date of the grant.


NOTE 4 - STOCKHOLDERS' EQUITY

            Sale of Common Stock
            In 1996, the Company completed an initial public offering of its common stock. The offering consisted of 1,400,000 units at $5.01 per unit, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. The 1,400,000 warrants have an exercise price of $6.50 per share and expire in March 2001. Also, the Company granted the underwriters a 45-day option to purchase up to 210,000 additional units at $5.01 solely for the purpose of covering over-allotment. The underwriter exercised this option on April 25, 1996.

            Also, the Company granted the underwriters warrants to purchase 140,000 units exercisable at $6.00 per share. Each unit consists of one share of common stock and one common stock purchase warrant exercisable at $9.10 per share. The warrants are exercisable for a period of four years from March 27, 1996.

            Repurchase of Shares
            In connection with the initial public offering by the Company, the Company repurchased from a stockholder 312,168 shares of common stock for $900,000.

            Stock Split
            In connection with the initial public offering by the Company, the Board of Directors and stockholders of the Company approved in December 1995, a .2596772 for one reverse stock split of its outstanding common stock. In addition, the number of authorized shares of common stock was increased to 15,000,000 shares. All per share data presented has been retroactively restated to show the effects of this stock split.

            Shares Issued for Services
            Through September 1996, the Company issued 12,549 shares of common stock to employees of the Company for employee stock awards accrued for in prior years. The value of the compensation was based on the price of the Company's stock on the date the stock awards were quoted.

            Warrants
            The 1,610,000 common stock purchase warrants issued during the Company's initial public offering are exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. The warrants are redeemable at the Company's option commencing June 25, 1996 upon 30 days notice to holders of the warrants at $0.01 per warrant if the closing bid price of the common stock averages in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption. As of December 31, 1996, no warrants have been exercised and the Company has not invoked the call options.

            In December 1996, the Company issued 250,000 common stock purchase warrants to an outside consultant that are exercisable at a price of $5.00 per share, expiring in December 1999. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. For the year ended December 3, 1996, the Company has recognized $1,000 of consulting expense related to these warrants. As of December 31, 1996, these warrants have not been exercised.

            In January 1996, the Company issued 75,000 common stock purchase warrants exercisable at a price of $6.50 per share during the period March 27, 1996 to December 1997. As of December 31, 1996, these warrants have not been exercised.

            Also, the Company issued 125,000 common stock purchase warrants exercisable at $4.00 per share. Each warrant consists of one share of common stock and one common stock purchase warrant exercisable at a price of $6.50 per share. The warrants are exercisable during the period March 27, 1996 to December 1997. As of December 31, 1996, these warrants have not been exercised.

            Stock Option Plan
            The Company adopted the 1995 Stock Option Plan which expires in 2006. Under the Plan, 300,000 shares of the Company's common stock have been reserved for issuance. The options issued may be either incentive or non statutory stock options. Non statutory options may not be issued at a price less than 85% of the fair market value of the common stock. Incentive stock options must be issued at a price not less than 100% of the fair market value of the common stock.

            The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                For the Years Ended
                                                    December 31,
               Net income                       1996          1995
                                              --------      ---------
                     As reported              $645,435      $   8,122
                                              ========      =========
                     Pro forma                $327,435      $   8,122
                                              ========      =========
               Earnings per common share
                     Afs reported              $   0.20      $    0.00
                                              ========      =========
                     Pro forma                $   0.10      $    0.00
                                              ========      =========

            These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1996. (The Company granted no options during the year ended December 31, 1995): dividend yields of 0%; expected volatility of 45%; risk-free interest rates of 7%; and expected life of 7.2 years. The weighted-average fair value of options granted during the year ended December 31, 1996 for which the exercise price equals the market price on the grant date was $2.88, and the weighted-average exercise price was $4.96.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            The following summarizes the stock options transactions under the stock option plan:

                                                                        Weighted-
                                                                         Average
                                                       Stock Options     Exercise
                                                        Outstanding       Price
                                                       -------------    ---------

               Options outstanding December 31, 1995           -
               Options granted during 1996                 204,000      $   4.96
                                                           -------

               Options outstanding December 31, 1996       204,000      $   4.96
                                                           =======

               Options exercisable at year end              84,000      $   4.91
                                                           =======

               Weighted-average fair value of options
                     granted during 1996                                $   2.88


NOTE 5 - INCOME TAXES

            A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                         December 31,
                                                                      ------------------
                                                                       1996        1995
                                                                      ------      ------

               Income tax computed at federal statutory tax rate        34.0%       34.0%
               State taxes  (net of federal benefit)                     6.3         6.3
               Utilization of net operating loss carryforwards         (40.3)      (40.3)
                                                                       -----       -----

                     TOTAL                                               0.0%        0.0%
                                                                       =====       =====

            As of December 31, 1995, the Company has federal net operating loss carryforwards of approximately $4,116,000 which expire through 2011.

            Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

               Deferred tax assets
                     Net operating loss carryforwards                       $ 1,494,000
                     Capitalized research and development cost for tax           55,000
                     Research credits                                           346,000
                     Other                                                       30,000
                                                                            -----------

               Total deferred tax assets                                      1,925,000

               Valuation allowance for deferred tax assets                   (1,925,000)
                                                                            -----------

               Net deferred tax asset                                       $       -
                                                                            ===========

            At December 31, 1996, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

            The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of $468,000.


NOTE 6 - RELATED PARTY TRANSACTIONS

            The Company has an agreement to provide computer programming services to ModaMAGIC which is billed at cost. For the years ended December 31, 1996 and 1995, the Company billed approximately $0 and $103,000 in services, respectively.

            In 1996, the Company converted the note payable - related party principal amount of $3,073,713 and accrued interest of $1,471,462 into 900,000 shares of common stock of the Company, concurrently with the closing of the initial public offering.

NOTE 7 - SALES

            Major Customers
            During the year ended December 31, 1996, the Company did business with two customers whose sales comprised approximately 45% and 12%, respectively of net sales. During the year ended December 31, 1995, the Company did business with one customer whose sales comprised approximately 16% of net sales.

            Export Sales
            For the year ended December 31, 1996, the Company had export sales of approximately $510,000 principally comprised of $398,000 in Europe, $54,000 in Asia and $58,000 in other geographic regions.

            For the year ended December 31, 1995, the Company had export sales of approximately $399,000 principally comprised of $300,000 in Europe, $61,000 in Asia and $38,000 in other geographic regions.


NOTE 8 - PROFIT SHARING

            In 1996, the Company adopted the ModaCAD 401(k) Plan (the "Plan"). The Plan is available to substantially all employees who meet length and service requirements. On September 1, 1996, all permanent and full-time employees of the Company became participants. Participants may elect to contribute not less than 3% and no more than 15% of their annual compensation. The Plan has a Company discretionary profit sharing provision which the Company, for years with income before taxes, will contribute from 0% to 5% of income before taxes. The amount of the profit sharing contribution will be determined each year by the Company. Employer contribution under the Plan was approximately $34,000 for the four months ended December 31, 1996.


NOTE 9 - SUBSEQUENT EVENTS (UNAUDITED)

            On February 21, 1997, a stockholder exercised 15,000 warrants at $4.00 per share for total proceeds to the Company of $60,000, and on March 11, 1997, the same stockholder exercised 12,500 warrants at $4.00 per share for total proceeds to the Company of $50,000.

Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

               None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to he held in June 1997 (the "Proxy Statement"), entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

Item 10.  Executive Compensation

Incorporated by reference to the section of the Company's Proxy Statement entitled "Executive Compensation" to be filed with the Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the section of the Company's Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the section of the Company's Proxy Statement entitled "Certain Relationships and Related Transactions" to be filed with the Commission.

Item 13.  Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                3.1     Bylaws of Registrant, as amended.(1)

                4.1     Specimen Common Stock Certificate.(2)

                4.2     Specimen Warrant Certificate.(2)

                4.3     Form of Warrant Agreement.(3)

                4.4     Form of Representative's Warrant.(3)

                4.5     Warrant dated as of December 1, 1995 issued to Kirk
                        Blosch.(1)

                4.6     Warrant dated as of January 9, 1996 issued to Kirk
                        Blosch.(1)

                10.1 1995 Stock Option Plan, including forms of stock option agreements and stock purchase agreement.(1)

                10.2 Employment Agreement dated as of January 1, 1996 between the Registrant and Joyce Freedman.(1)

                10.3 Employment Agreement dated as of January 1, 1996 between the Registrant and Maurizio Vecchione.(1)

                10.4 Amended and Restated Promissory Note of the Registrant dated January 17, 1996 issued to Joyce Freedman and Lee Freedman (the "Freedmans").(1)

                10.5 Letter Agreement dated January 17, 1996 between the Registrant and the Freedmans.(1)

                10.6 Security Agreement dated October 31, 1994 between the Registrant and the Freedmans.(1)

                10.7 Conversion Agreement dated January 26, 1996 between the Registrant and the Freedmans.(1)

                10.8 Trademark Collateral Assignment and Security Agreement dated October 31, 1994 between the Registrant and the Freedmans.(1)

                10.9 Patent Collateral Assignment and Security Agreement dated October 31, 1994 between the Registrant and the Freedmans.(1)

                10.10 Warrant dated October 1, 1991 issued by the Registrant to the Freedmans.(1)

                10.11 Facilities lease dated October 23, 1992 between Elizabeth A. Jennings, as lessor, and Registrant, as lessee.(1)

                10.12 Security Agreement dated as of December 1, 1995 between the Registrant and Kirk Blosch.(1)

                10.13 Security Agreement dated as of January 9, 1996 between the Registrant and Kirk Blosch.(1)

                10.14 Stock Purchase Agreement dated as of January 26, 1996 between the Registrant, Monarch Knitting Machinery Corp. ("Monarch") and Monarch Knitting Machinery (U.K.) Ltd. ("Monarch U.K.").(2)

                10.15 Escrow Agreement dated as of January 26, 1996 between the Registrant, Monarch U.K., Monarch and Blodnick Abramowitz & Blodnick.(2)

                10.16 Letter Agreement dated January 26, 1996 between the Registrant and W.B. McKee Securities, Inc.(2)

                *10.17 Distribution Agreement between the Registrant and ModaCAD Europe ApS dated June 23, 1994.(2)

                *10.18 License Agreement between the Registrant and Associated Volume Buyers dated April 20, 1995.(2)

                *10.19 License Agreement between the Registrant and Levitz Furniture, Inc. dated

                        February 10, 1995.(2)

               *10.20 Software Development and Publishing Agreement between the Registrant and Broderbund Software, Inc. dated March 15, 1996.(3)

                10.21 Amendment No. 1 to ModaCAD, Inc. 1995 Stock Option Plan dated October __, 1996.

               *10.22 Broderbund/ModaCAD Amendment to Agreement of March 15, 1996 dated as of October 11, 1996 between the Registrant and Broderbund Software, Inc.

               *10.23 Investment Banking Consulting Agreement dated December 4, 1996 between the Registrant and Shamrock Partners, Ltd.

                23.1    Consent of Singer, Lewak, Greenbaum & Goldstein, L.L.P.

                27.1    Financial Data Schedule (4)

        (b)     Reports on Form 8-K

                None


* Confidential treatment has been granted or is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and will be separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934 or Rule 406 promulgated under the Securities Act of 1933.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) Incorporated by reference to the Company's Amendment No. 1 to Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on March 27, 1996.

(3) Incorporated by reference to the Company's Amendment No. 2 to Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on March 19, 1996.

(4) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ModaCAD, INC.


Date:  March 28, 1997                 By:/s/  JOYCE FREEDMAN
                                         ----------------------------------
                                         Joyce Freedman
                                         Chairman of the Board and
                                         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  JOYCE FREEDMAN                Chairman of the Board and                   March 28, 1997
--------------------------------    President                              ----------------------
      Joyce Freedman                                                                Date


/s/  MAURIZIO VECCHIONE             Executive Vice President and                March 28, 1997
--------------------------------    Director                               ----------------------
     Maurizio Vecchione                                                             Date


/s/  LEE FREEDMAN                   Vice President, Finance,                    March 28, 1997
--------------------------------    Chief Financial Officer and            ----------------------
     Lee Freedman                   Director                                        Date



/s/  ANDREA VECCHIONE               Secretary and Director                      March 28, 1997
--------------------------------                                           ----------------------
     Andrea Vecchione                                                               Date


/s/  STEPHEN WYLE                   Director                                    March 28, 1997
--------------------------------                                           ----------------------
     Stephen Wyle                                                                   Date


/s/  PETER FRANK                    Director                                    March 28, 1997
--------------------------------                                           ----------------------
     Peter Frank                                                                    Date

                                  EXHIBIT INDEX

        EXIBIT                                                                  SEQUENTIALLY
        NUMBER                  DESCRIPTION                                     NUMBERED PAGE
        ------                  -----------                                     -------------
         3.1      Bylaws of Registrant, as amended.(1)

         4.1      Specimen Common Stock Certificate.(2)

         4.2      Specimen Warrant Certificate.(2)

         4.3      Form of Warrant Agreement.(3)

         4.4      Form of Representative's Warrant.(3)

         4.5      Warrant dated as of December 1, 1995 issued to Kirk Blosch.(1)

         4.6      Warrant dated as of January 9, 1996 issued to Kirk Blosch.(1)

         10.1 1995 Stock Option Plan, including forms of stock option agreements and stock purchase agreement.(1)

         10.2     Employment Agreement dated as of January 1, 1996 between the
                  Registrant and Joyce Freedman.(1)

         10.3     Employment Agreement dated as of January 1, 1996 between the
                  Registrant and Maurizio Vecchione.(1)

         10.4     Amended and Restated Promissory Note of the Registrant dated
                  January 17, 1996 issued to Joyce Freedman and Lee Freedman
                  (the "Freedmans").(1)

         10.5 Letter Agreement dated January 17, 1996 between the Registrant and the Freedmans.(1)

         10.6     Security Agreement dated October 31, 1994 between the
                  Registrant and the Freedmans.(1)

         10.7     Conversion Agreement dated January 26, 1996 between the
                  Registrant and the Freedmans.(1)

         10.8     Trademark Collateral Assignment and Security Agreement dated
                  October 31, 1994 between the Registrant and the Freedmans.(1)

         10.9     Patent Collateral Assignment and Security Agreement dated
                  October 31, 1994 between the Registrant and the Freedmans.(1)

         10.10 Warrant dated October 1, 1991 issued by the Registrant to the Freedmans.(1)

         10.11    Facilities lease dated October 23, 1992 between Elizabeth A.
                  Jennings, as lessor, and Registrant, as lessee.(1)

         10.12    Security Agreement dated as of December 1, 1995 between the
                  Registrant and Kirk Blosch.(1)

         10.13    Security Agreement dated as of January 9, 1996 between the
                  Registrant and Kirk Blosch.(1)

         10.14 Stock Purchase Agreement dated as of January 26, 1996 between the Registrant, Monarch Knitting Machinery Corp. ("Monarch") and Monarch Knitting Machinery (U.K.) Ltd. ("Monarch
                  U.K.").(2)

         10.15    Escrow Agreement dated as of January 26, 1996 between the
                  Registrant, Monarch U.K., Monarch and Blodnick Abramowitz &
                  Blodnick.(2)

        EXIBIT                                                                  SEQUENTIALLY
        NUMBER                  DESCRIPTION                                     NUMBERED PAGE
        ------                  -----------                                     -------------
         10.16    Letter Agreement dated January 26, 1996 between the Registrant and W.B. McKee Securities, Inc.(2)

        *10.17    Distribution Agreement between the Registrant and ModaCAD
                  Europe ApS dated June 23, 1994.(2)

        *10.18    License Agreement between the Registrant and Associated Volume
                  Buyers dated April 20, 1995.(2)

        *10.19    License Agreement between the Registrant and Levitz Furniture,
                  Inc. dated February 10, 1995.(2)

        *10.20    Software Development and Publishing Agreement between the
                  Registrant and Broderbund Software, Inc. dated March 15,
                  1996.(3)

         10.21    Amendment No. 1 to ModaCAD, Inc. 1995 Stock Option Plan dated
                  October __, 1996.

        *10.22 Broderbund/ModaCAD Amendment to Agreement of March 15, 1996 dated as of October 11, 1996 between the Registrant and Broderbund Software, Inc.

        *10.23 Investment Banking Consulting Agreement dated December 4, 1996 between the Registrant and Shamrock Partners, Ltd.

         23.1     Consent of Singer, Lewak, Greenbaum & Goldstein, L.L.P.

         27.1     Financial Data Schedule (4)


* Confidential treatment has been granted or is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and will be separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934 or Rule 406 promulgated under the Securities Act of 1933.

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) Incorporated by reference to the Company's Amendment No. 1 to Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on March 27, 1996.

(3) Incorporated by reference to the Company's Amendment No. 2 to Form SB-2 Registration Statement (Commission File No. 333-1166-LA) filed with the Commission on March 19, 1996.

(4) This exhibit is being filed electronically in the electronic format specified by EDGAR.