Form 10QSB
period 1997-03-31
MODACAD INC
filed 1997-05-15
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

The number of shares outstanding of the registrant's common stock, as of May 15, 1997, was 3,919,790.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                                  BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash                                                           $  2,165,371
   Accounts receivable,
      net of allowance for doubtful accounts of 118,141                719,632
   Inventories                                                          23,250
   Prepaid expenses and other current assets                           108,915
                                                                  -------------
                 Total current assets                                3,017,168

Capitalized computer software development costs,
   net of accumulated amortization of $542,936                       3,326,766
Furniture and equipment, net (Note 2)                                  700,282
Investment in and advances to unconsolidated subsidiry                  55,324
Other assets                                                            20,040
                                                                  -------------
                                                                  $  7,119,580
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Advances - officers/stockholders, unsecured,
      due on demand, non-interest bearing                         $     75,000
   Accounts payable and accrued expenses                               355,372
   Deferred income                                                      97,468
                                                                  -------------
                 Total current liabilities                             527,840
                                                                  -------------

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 3,893,290 (Note 3)                     11,706,905
   Accumulated deficit                                              (5,115,165)
                                                                  -------------
                 Total stockholders' equity                          6,591,740
                                                                  -------------
                                                                  $  7,119,580
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1997           1996
                                                     -----------    -----------
Net sales                                            $  595,890     $  338,964
                                                     -----------    -----------

Cost of sales                                            20,311         28,755
Selling, general and administrative                     584,866        380,627
Research and development                                 24,878         35,507
Amortization of capitalized software
   development costs                                    167,953         35,777
                                                     -----------    -----------
                 Total expenses                         798,008        480,666
                                                     -----------    -----------
Loss from operations                                   (202,118)      (141,702)
Investment income                                        19,525              0
                                                     -----------    -----------
Net loss                                             $ (182,593)    $ (141,702)
                                                     ===========    ===========

Net loss per share (Note 4)                          $    (0.04)    $    (0.08)
                                                     ===========    ===========

Weighted average common shares outstanding            4,404,277      1,754,307
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (182,593)    $ (141,702)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                      9,682         10,254
        Amortization of capitalized software
           development costs                            167,953         35,777
        Provision for loss an accounts receivable         6,000              0
        Issuance of warrants for services rendered        3,000              0
        (Increase) decrease in:
           Accounts receivable                          617,221         67,354
           Inventories                                    2,775        (35,025)
           Prepaid expenses and other current assets     18,493           (800)
           Other assets                                   2,400              0
        Increase (decrease) in:
           Accounts payable and accrued expenses        (15,369)       251,020
           Deferred income                               22,688          9,676
                                                     -----------    -----------
   Net cash provided by operating activities            652,250        196,554
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                  (72,833)       (70,852)
   Capitalized computer software development cost      (663,009)      (294,926)
                                                     -----------    -----------
   Net cash used in investing activities               (735,842)      (365,778)
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable                                0        150,000
   Advances -- officers/stockholders                          0        115,000
   Proceeds from issuance of common stock               110,000          9,125
   Increase in deferred offering costs                        0        (86,967)
                                                     -----------    -----------
   Net cash provided by financing activities            110,000        187,158
                                                     -----------    -----------

Net increase in cash                                     26,408         17,934
Cash, beginning of period                             2,138,963         13,224
                                                     -----------    -----------
Cash, end of period                                  $2,165,371     $   31,158
                                                     ===========    ===========

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $      800     $      800
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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Office equipment                  $    51,734
     Computer equipment and software       918,958
     Furniture and fixtures                132,929
     Leasehold improvements                 49,914
                                       ------------
                                       $ 1,153,535
     Less: Accumulated depreciation        453,253
                                       ------------
                                       $   700,282
                                       ============

Note 3: STOCKHOLDERS' EQUITY

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan which expires in 2006. Under the Plan 300,000 shares have been reserved for issuance. Prior to 1997, 180,000 and 24,000 options to purchase common stock were granted to certain employees with an exercise price of $5.00 and $4.688, respectively, per share. In January 1997, 23,000 and 2,000 options to purchase common stock were granted to certain employees with an exercise price of $5.875 and $9, respectively, per share. In February 1997, 2,000 options to purchase common stock were granted to an employee with an exercise price of $6.875 per share.

Exercise of Warrants

In connection with loans from a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants exercisable through December 1997 and January 1998, respectively, each with an exercise price of $4.00 per warrant. Each warrant gives the holder the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In February and March 1997, the warrant holder exercised a total of 27,500 warrants to purchase 27,500 shares of the Company's common stock and 27,500 redeemable common stock purchase warrants for $110,000.

                                  ModaCAD, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares and equivalent shares of common stock outstanding during each quarter. Primary and fully-diluted earnings per share are not materially different.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No.128), "Earning Per Share", which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per shares, instead of primary and fully diluted earnings per share. The Company has not yet determined the effect of adopting SFAS No. 128.

Note 5: SUBSEQUENT EVENTS

Exercise of Warrants

In April 1997, the aforementioned warrant holder exercised 25,000 warrants to purchase 25,000 shares of the Company's common stock and 25,000 shares of redeemable common stock purchase warrants for $100,000.

Pay-off of Advances from Officers/Stockholders

In April 1997, advances from certain of the Company's officers/stockholders in the amount of $75,000 were paid in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (computer aided design or "CAD" and electronic merchandising products) and consumer (3-D Home Interiors products). The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company completed its development of the 3-D Home Interiors product in 1996 and may receive additional revenues from the sales of this consumer product in late 1997. However, the timing and amount of revenues received from such products will depend on various factors outside the Company's control including, to a significant extent on the Company's sole publisher of the 3-D Home Interiors product, the price the publisher establishes for such product, customer acceptance of such product, royalties payable based on product sales and the publisher's product release and marketing plans, all of which are uncertain.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                               Three  Months Ended March 31,
                                             ----------------------------------
                                                  1997                  1996
                                             ---------------    ---------------
Net sales                                    $ 596    100.0%    $ 339    100.0%
Cost of sales                                   20      3.4        29      8.5
Selling, general and administrative            585     98.1       381    112.3
Research and development                        25      4.2        35     10.5
Amortization of software development costs     168     28.2        36     10.6
                                             ------   ------    ------   ------
 Total expenses                                798    133.9       481    141.8
                                             ------   ------    ------   ------
Loss from operations                          (202)   (33.9)     (142)   (41.8)
Investment income                               20      3.4         0      0.0
                                             ------   ------    ------   ------
 Net loss                                    $(182)    30.5%    $(142)   (41.8%)
                                             ======   ======    ======   ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Sales

Net sales increased $257,000, or 76%, to $596,000 in the first quarter of 1997 from $339,000 in the first quarter of 1996 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products), consulting and training services. However, a decline in product maintenance fees and sales of hardware slightly offset those increases.

Sales of commercial products increased $214,000, or 74%, to $502,000 in the first quarter of 1997 from $288,000 in the first quarter of 1996 primarily due to $250,000 sales generated from one of the Company's major customers in the first quarter of 1997.

The Company received $40,000 in revenue generated from consulting services in the first quarter of 1997 compared to no revenue from consulting services in the first quarter of 1996. This increase was attributable to the software consulting service provided to the aforementioned major customer in conjunction with the $250,000 sales of commercial products.

Training services increased by $8,000, or 114%, to $15,000 in the first quarter of 1997 from $7,000 in the first quarter of 1996 due primarily to the Company's decisions to eliminate its outside independent contractor and provide customer training by itself. Net sales in the first quarter of 1997 also reflect a $3,000 decrease in product maintenance fees and hardware sales.

Cost of Sales

Cost of sales decreased $9,000, or 31%, to $20,000 in the first quarter of 1997 from $29,000 in the first quarter of 1996. This decrease was primarily due to the Company's decision to phase out hardware sales which historically generated low profit margins for the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $204,000, or 54%, to $585,000 in the first quarter of 1997 from $381,000 in the first quarter of 1996. This increase was primarily due to the increase of $73,000 in personnel costs resulting from the hiring of additional personnel in 1996 to support the Company's increased operating activities. Certain related costs including travel, marketing, telephone and office supplies expenses increased $78,000 in the first quarter of 1997 compared to the first quarter of 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering (the "IPO") in April 1996. Additionally, professional services including accounting, legal and consulting services increased $53,000 in the first quarter of 1997 compared to the first quarter of 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in the first quarter of 1997 compared to the first quarter of 1996 as a result of the Company's status as a public company in 1997.

Research and Development

The Company incurred $720,000 of research and development costs during the first quarter of 1997, of which $695,000 was capitalized as software development costs and $25,000 was expensed, compared to $330,000 for the first quarter of 1996, of which $295,000 was capitalized and $35,000 was expensed. The 118% increase in research and development expenditures from the first quarter of 1996 to the first quarter of 1997 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $132,000, or 367%, to $168,000 in the first quarter of 1997 from $36,000 in the first quarter of 1996 as the Company began marketing (and amortizing development costs associated with) several new versions of software products after the first quarter of 1996.

Investment Income

Investment income of $20,000 in the first quarter of 1997 was dividend income generated from a money market account in which the unexpended proceeds from the Company's IPO are maintained.

Income Taxes

The Company recorded no provision for income taxes in both the first quarters of 1997 and 1996 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

In April 1996, the Company completed an IPO of 1,400,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) resulting in net proceeds to the Company of approximately $5,400,000 after paying underwriters' fees and costs associated with the offering. An additional 210,000 units were sold in April 1996 pursuant to the over-allotment option granted to the underwriters resulting in additional net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance. As of March 31, 1997, the Company maintained approximately $2,200,000 in unexpended IPO proceeds.

In connection with loans from a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants exercisable through December 1997 and January 1998, respectively, each with an exercise price of $4.00 per warrant. Each warrant gives the holder the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. During the first quarter of 1997, such lender exercised a total of 27,500 warrants to purchase 27,500 shares of the Company's common stock and 27,500 redeemable common stock purchase warrants for $110,000. In April 1997, the previous lender exercised 25,000 warrants to purchase 25,000 shares of the Company's common stock and 25,000 redeemable common stock purchase warrants for $100,000.

The Company's principal source of capital in the next 12 months is anticipated to be cash flow from its operations. The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. The Company believes that its existing capital and anticipated funds from operations will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  27.1           Financial Data Schedule.1

           (b)    Reports on Form 8-K

                  None.

--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ModaCAD, INC.


Date:  May 15, 1997                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        27.1          Financial Data Schedule.1




--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.
                                       11