Form 10QSB/A
period 1997-03-31
MODACAD INC
filed 1997-06-09
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

Interest Expense

The Company recorded no interest expense in the first quarter of 1997 due to no existing interest bearing debt. However, the Company incurred interest charge of $15,000 in the first quarter of 1996 related to the $400,000 loan obtained by the Company to help finance its IPO. The interest was repaid in April 1996 and the interest charge was capitalized and offset against the proceeds from the IPO as this expense related directly to the cost the IPO.

Income Taxes

The Company recorded no provision for income taxes in both the first quarters of 1997 and 1996 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable balance decreased $617,000, or 42%, to $838,000 at March 31, 1997 from $1,455,000 at December 31, 1996. The decrease was primarily due to the collection of a $750,000 payment from the Company's consumer product distributor in March 1997. The allowance for doubtful accounts consists principally of amounts set up in the fourth quarter of 1996 for two specific customers. The Company is still pursuing collection from these customers.

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


                                               ModaCAD, INC.


Date:  May 15, 1997                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        27.1          Financial Data Schedule.1




--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.
                                       12