Form 10QSB/A
period 1997-03-31
MODACAD INC
filed 1997-06-09
CIK 1008130

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

The number of shares outstanding of the registrant's common stock, as of June 9, 1997, was 3,923,290.

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


                                               ModaCAD, INC.


Date:  June 9, 1997                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

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