Form 10KSB/A
period 1996-12-31
MODACAD INC
filed 1997-07-02
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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


                                      ModaCAD, INC.


Date:  July 1, 1997                  By: /s/  JOYCE FREEDMAN
                                         ----------------------------------
                                         Joyce Freedman
                                         Chairman of the Board and
                                         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  JOYCE FREEDMAN                Chairman of the Board and                   July 1, 1997
--------------------------------    President                              ----------------------
      Joyce Freedman                                                                Date


/s/  MAURIZIO VECCHIONE             Executive Vice President and                July 1, 1997
--------------------------------    Director                               ----------------------
     Maurizio Vecchione                                                             Date


/s/  LEE FREEDMAN                   Vice President, Finance,                    July 1, 1997
--------------------------------    Chief Financial Officer and            ----------------------
     Lee Freedman                   Director                                        Date



/s/  ANDREA VECCHIONE               Secretary and Director                      July 1, 1997
--------------------------------                                           ----------------------
     Andrea Vecchione                                                               Date


/s/  STEPHEN WYLE                   Director                                    July 1, 1997
--------------------------------                                           ----------------------
     Stephen Wyle                                                                   Date


/s/  PETER FRANK                    Director                                    July 1, 1997
--------------------------------                                           ----------------------
     Peter Frank                                                                    Date

                                  EXHIBIT INDEX

        EXHIBIT                                                                   SEQUENTIALLY
        NUMBER                  DESCRIPTION                                      NUMBERED PAGE
        ------                  -----------                                      -------------

        *10.23 Investment Banking Consulting Agreement dated December 4, 1996 between the Registrant and Shamrock Partners, Ltd.




* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and will be separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934.