Form 10QSB
period 1997-06-30
MODACAD INC
filed 1997-07-30
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the registrant's common stock, as of July 30, 1997, was 5,617,304.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                                  BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash                                                           $  2,009,783
   Accounts receivable,
      net of allowance for doubtful accounts of $124,141             1,088,636
   Inventories                                                          20,550
   Prepaid expenses and other current assets                           175,197
                                                                  -------------
                 Total current assets                                3,294,166

Capitalized computer software development costs,
   net of accumulated amortization of $710,889                       3,819,027
Furniture and equipment, net (Note 2)                                  837,872
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            34,678
                                                                  -------------
                                                                  $  8,041,067
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    455,284
   Deferred income                                                      95,671
                                                                  -------------
                 Total current liabilities                             550,955
                                                                  -------------

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 4,058,890 (Note 4)                     12,568,418
   Accumulated deficit                                              (5,078,306)
                                                                  -------------
                 Total stockholders' equity                          7,490,112
                                                                  -------------
                                                                  $  8,041,067
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                     1997       1996       1997       1996
                                 ----------- -----------  ---------- -----------
Net sales                       $1,132,522  $  554,512   $1,728,412  $  893,475
                                ----------- -----------  ----------- -----------

Cost of sales                       35,452      30,786       55,763      59,542
Selling, general & administrative  890,072     462,349    1,474,938     842,973
Research and development            22,198       7,141       47,076      42,650
Amortization of capitalized
    software development costs     167,953      61,985      335,906      97,762
                                ----------- -----------  ----------- -----------
                 Total expenses  1,115,675     562,261    1,913,683   1,042,927
                                ----------- -----------  ----------- -----------
Income (Loss) from operations       16,847      (7,749)    (185,271)   (149,452)
Investment income                   20,012      39,789       39,537      39,789
                                ----------- -----------  ----------- -----------
Net income (loss)               $   36,859  $   32,040   $ (415,734) $ (109,663)
                                =========== ===========  =========== ===========

Net income (loss) per share     $     0.01  $     0.01   $    (0.03) $    (0.04)
                                =========== ===========  =========== ===========
Weighted average
    common shares outstanding    5,065,435   3,830,433    5,621,867   2,623,393
                                =========== ===========  =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $ (145,734)    $ (109,663)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                     23,328         25,146
        Amortization of capitalized software
           development costs                            335,906         97,762
        Provision for loss an accounts receivable        12,000              0
        Issuance of warrants for services rendered        6,000              0
        (Increase) decrease in:
           Accounts receivable                          242,217        (99,076)
           Inventories                                    5,475        (32,625)
           Prepaid expenses and other current assets    (47,790)       (66,088)
           Other assets                                 (12,237)       (26,497)
        Increase (decrease) in:
           Accounts payable and accrued expenses         84,542       (502,346)
           Deferred income                               20,891          7,445
                                                     -----------    -----------
   Net cash provided by(used in) operating activities   524,598       (705,942)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                 (258,711)      (408,424)
   Capitalized computer software development cost    (1,288,580)      (776,705)
                                                     -----------    -----------
   Net cash used in investing activities             (1,547,291)    (1,185,129)
                                                     -----------    -----------

Cash flows from financing activities:
   Repayment of borrowings under notes payable                0       (250,000)
   Repayment of borrowings from officers/stockholders   (75,000)      (200,000)
   Proceeds from issuance of common stock and warrants  968,513      5,543,491
   Change in deferred offering costs                          0        289,597
                                                     -----------    -----------
   Net cash provided by financing activities            893,513      5,383,088
                                                     -----------    -----------

Net increase (decrease) in cash                        (129,180)     3,492,017
Cash, beginning of period                             2,138,963         13,224
                                                     -----------    -----------
Cash, end of period                                  $2,009,783     $3,505,241
                                                     ===========    ===========

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $      800     $      800
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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Furniture and fixtures            $   157,970
     Office equipment                       68,500
     Computer equipment and software     1,028,430
     Leasehold improvements                 84,512
                                       ------------
                                       $ 1,339,412
     Less: Accumulated depreciation        501,540
                                       ------------
                                       $   837,872
                                       ============


Note 3: PAY-OFF OF ADVANCES FROM OFFICERS/STOCKHOLDERS

In April 1997, advances from certain of the Company's officers/stockholders in the amount of $75,000 were paid in full.

Note 4: STOCKHOLDERS' EQUITY

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended upon approval votes from a majority of the Company's shareholders. Under the Plan and its amendment, 750,000 shares have been reserved for issuance. Prior to 1997, 180,000 and 24,000 options to purchase common stock were granted to certain employees with an exercise price of $5.00 and $4.6875, respectively, per share. In January 1997, 23,000 and 2,000 options to purchase common stock were granted to certain employees with an exercise price of $5.875 and $8.3125, respectively, per share. In February 1997, 2,000 options to purchase common stock were granted to an employee with an exercise price of $6.875 per share. In May 1997, 2,000 options to purchase common stock were granted to an employee with an exercise price of $9.625 per share. During the second quarter of 1997, three of such employees exercised their options to purchase a total of 10,000 shares of common stock at the exercise price of $4.6875 and $5.875 for each of 5,000 shares.

                                 ModaCAD, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: STOCKHOLDERS' EQUITY (Continued)

Exercise of Warrants

In connection with loans from a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants exercisable through December 1997 and January 1998, respectively, each with an exercise price of $4.00 per warrant. Each warrant gives the holder the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In the first six months of 1997, the warrant holder exercised a total of 102,500 warrants to purchase 102,500 shares of the Company's common stock and 102,500 redeemable common stock purchase warrants for $410,000.

Redemption Notice for and Exercise of Publicly Traded Warrants

In April 1996, the Company completed an initial public offering (the "IPO") of 1,400,000 units ("Units"). Each Unit consisted of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In April 1996, an additional 210,000 Units were sold pursuant to the over-allotment option granted to the underwriters. The warrants are redeemable at the Company's option commencing June 25, 1996 upon 30 days notice to holders of the warrants at $0.01 per warrant if the closing bid price of the Company's common stock averages in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption. On June 19, 1997, upon meeting such criteria, the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As of June 30, 1997, the warrant holders had exercised a total of 44,200 warrants to purchase 44,200 shares of the Company's common stock for $287,300.

Exercise of Underwriter's Warrants

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 26, 1997. In the second quarter of 1997, the underwriter exercised a total of 36,400 warrants to purchase 36,400 shares of the Company's common stock and 36,400 redeemable common stock purchase warrants for $218,400.

Note 5: NET INCOME/LOSS PER SHARE

Net income/loss per share is based on the weighted average number of shares and equivalent shares of common stock outstanding during each quarter and each six-month period. Primary and fully-diluted net income/loss per share are not materially different.

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

Note 6: SUBSEQUENT EVENTS

Exercise of Warrants

In July 1997, the Company's third party lender mentioned in Note 4 exercised 25,000 warrants to purchase 25,000 shares of the Company's common stock and 25,000 redeemable common stock purchase warrants for $100,000.

Exercise of Publicly Traded Warrants

As of July 29, 1997, in connection with the Company's notice of the warrant redemption, the stock transfer agent notified the Company that more than 95% of the publicly traded warrants had been exercised.

Exercise of Underwriter's Warrants

In July 1997, the underwriter mentioned in Note 4 exercised 10,000 warrants to purchase 10,000 shares of the Company's common stock and 10,000 redeemable common stock purchase warrants for $60,000. In addition, the underwriter exercised 1,400 common stock purchase warrants to purchase 1,400 shares of common stock for $12,740.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (computer aided design or "CAD" and electronic merchandising products) and consumer (3-D Home Interiors products). The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery.
The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company completed its development of the 3-D Home Interiors product in 1996 and commenced receiving revenues from the sales of this consumer product in late second quarter of 1997. The amount of revenues received from such products depends on various factors outside the Company's control including, to a significant extent, on the Company's sole publisher of the 3-D Home Interiors product, the price the publisher establishes from time to time for such product, customer acceptance of such product, royalties payable based on product sales and the publisher's product release and marketing plans.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                Three  Months Ended June 30,
                                             ----------------------------------
                                                  1997                  1996
                                             ---------------    ---------------
Net sales                                    $1,133   100.0%    $  555   100.0%
Cost of sales                                    36     3.2         31     5.6
Selling, general and administrative             890    78.6        463    83.4
Research and development                         22     1.9          7     1.3
Amortization of software development costs      168    14.8         62    11.2
                                             -------  ------    -------  ------
 Total expenses                               1,116    98.5        563   101.5
                                             -------  ------    -------  ------
Income (Loss) from operations                    17     1.5      (   8)   (1.5)
Investment income                                20     1.8         40     7.2
                                             -------  ------    -------  ------
 Net income                                  $   37     3.3%    $   32   ( 5.7%)
                                             =======  ======    =======  ======

Net Sales

Net sales increased $578,000, or 104%, to $1,133,000 in the second quarter of 1997 from $555,000 in the second quarter of 1996 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products), consumer products, consulting and training services and maintenance fees. Net sales attributable to hardware sales decreased by $8,000 due to the Company's decision to phase out its hardware sales in 1995. The Company generated no hardware sales revenue in the second quarter of 1997.

Sales of commercial products increased $535,000, or 108%, to $1,030,000 in the second quarter of 1997 from $495,000 in the second quarter of 1996 primarily due to $400,000 foreign sales generated from two of the Company's major customers in Europe and $113,000 domestic sales generated from another major customer in the second quarter of 1997.

Sales of consumer products increased $7,000 due to the beginning of royalty payments being received from the Company's publisher in connection with the sales of the Company's 3-D Home Interiors product in the second quarter of 1997. The Company generated no such sales in the second quarter of 1996.

The Company received $25,000 in revenue generated from consulting services in the second quarter of 1997 compared to no revenue from consulting services in the second quarter of 1996. This increase was attributable to the software consulting service provided to one of the Company's customers in conjunction with the customer's annual conference meeting.

Training services increased by $1,000, or 5%, to $20,000 in the second quarter of 1997 from $19,000 in the second quarter of 1996 primarily due to the Company's decision to eliminate its outside independent contractor and to provide customer training itself. Net sales in the first quarter of 1997 also reflect a $11,000 increase in product maintenance fees.

Cost of Sales

Cost of sales increased $5,000, or 16%, to $36,000 in the second quarter of 1997 from $31,000 in the second quarter of 1996. This increase is primarily due to a $29,000 increase in cost of commercial product sales and $24,000 decrease in cost of hardware sales. The increase in cost of commercial product sales reflected the sales increase in commercial products. The decrease in cost of hardware sales was due to the Company's decision to phase out its hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $427,000, or 92%, to $890,000 in the second quarter of 1997 from $463,000 in the second quarter of 1996. This increase was primarily due to the increase of $131,000 in personnel costs resulting from the hiring of additional personnel in 1996 to support the Company's increased operating activities. Certain related costs including travel, marketing, telephone and office supplies expenses increased $155,000, or 89%, to $330,000 in the second quarter of 1997 from $175,000 in the second quarter of 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering (the "IPO") in April 1996. Additionally, professional services including accounting, legal and consulting services increased $146,000, or 4,867%, to $149,000 in the second quarter of 1997 from $3,000 in the second quarter of 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in the second quarter of 1997 compared to the second quarter of 1996 as a result of the Company's status as a public company in 1997.

Research and Development

The Company incurred $682,000 of research and development costs during the second quarter of 1997, of which $660,000 was capitalized as software development costs and $22,000 was expensed, compared to $490,000 for the second quarter of 1996, of which $483,000 was capitalized and $7,000 was expensed.
The 39% increase in research and development expenditures from the second quarter of 1996 to the second quarter of 1997 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $106,000, or 171%, to $168,000 in the second quarter of 1997 from $62,000 in the second quarter of 1996 as the Company began marketing (and amortizing development costs associated with) several new versions of software products after the second quarter of 1996.

Investment Income

Investment income decreased $20,000, or 50%, to $20,000 in the second quarter of 1997 from $40,000 in the second quarter of 1996 due to the decrease in dividend income generated from a money market account in which the unexpended proceeds from the Company's IPO are maintained. The decrease in dividend income resulted from a smaller balance maintained in the money market account in the second quarter of 1997 as compared to the balance maintained in that account in the second quarter of 1996.

Income Taxes

The Company recorded no provision for income taxes in either the second quarter of 1997 or the second quarter of 1996 due to the utilization of net operating loss carryforwards.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                  Six  Months Ended June 30,
                                             ----------------------------------
                                                  1997                  1996
                                             ---------------    ---------------
Net sales                                    $1,729   100.0%    $  893   100.0%
Cost of sales                                    56     3.2         59     6.7
Selling, general and administrative           1,475    85.4        843    94.3
Research and development                         47     2.7         43     4.8
Amortization of software development costs      336    19.4         98    10.9
                                             -------  ------    -------  ------
 Total expenses                               1,914   110.7      1,043   116.7
                                             -------  ------    -------  ------
Loss from operations                           (185)  (10.7)      (150)  (16.7)
Investment income                                40     2.3         40     4.5
                                             -------  ------    -------  ------
 Net loss                                    $ (145)    8.4%    $ (110)  (12.2%)
                                             =======  ======    =======  ======

Net Sales

Net sales increased $836,000, or 94%, to $1,729,000 in the first six months of 1997 from $893,000 in the comparable period of 1996 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products), consumer products, consulting and training services and maintenance fees. Net sales attributable to hardware sales decreased by $8,000 due to the Company's decision to phase out its hardware sales in 1995. The Company generated no hardware sales revenue in the first six months of 1997.

Sales of commercial products increased $749,000, or 96%, to $1,532,000 in the first six months of 1997 from $783,000 in the first six months of 1996 primarily due to $400,000 foreign sales generated from two of the Company's major customers in Europe and $363,000 domestic sales generated from two other major customers in the first six months of 1997.

Sales of consumer products increased $7,000 due to the beginning of royalty payments being received from the Company's publisher in relation with the sales of the Company's 3-D Home Interiors product in the second quarter of 1997.
The Company generated no such sales in the first six moths of 1996.

The Company received $65,000 in revenue generated from consulting services in the first six months of 1997 compared to no revenue from consulting services in the first six months of 1996. This increase was attributable to the software consulting service provided to the Company's customers in conjunction with the sales of commercial products and the customer's annual conference meeting.

Training services increased by $9,000, or 35%, to $35,000 in the first quarter of 1997 from $26,000 in the first six months of 1996 primarily due to the Company's decision to eliminate its outside independent contractor and to provide customer training itself. Net sales in the first quarter of 1997 also reflect a $8,000 increase in product maintenance fees.

Cost of Sales

Cost of sales decreased $3,000, or 5%, to $56,000 in the first six months of 1997 from $59,000 in the first six months of 1996. This decrease is primarily due to a $39,000 increase in cost of commercial product sales and $42,000 decrease in cost of hardware sales. The increase in cost of commercial product sales reflected the sales increase in commercial products. The decrease in cost of hardware sales was due to the Company's decision to phase out its hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $632,000, or 75%, to $1,475,000 in the first six months of 1997 from $843,000 in the first six months of 1996. This increase was primarily due to the increase of $204,000 in personnel costs resulting from the hiring of additional personnel in 1996 to support the Company's increased operating activities. Certain related costs including travel, marketing, telephone and office supplies expenses increased $233,000, or 77%, to $535,000 in the first six months of 1997 from $302,000 in the first six months of 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering in April 1996. Additionally, professional services including accounting, legal and consulting services increased $199,000, or 1,809%, to $210,000 in the first six months of 1997 from $11,000 in the first six months of 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in the first six months of 1997 compared to the first six months of 1996 as a result of the Company's status as a public company in 1997.

Research and Development

The Company incurred $1,402,000 of research and development costs during the first six months of 1997, of which $1,355,000 was capitalized as software development costs and $47,000 was expensed, compared to $820,000 for the first six months of 1996, of which $777,000 was capitalized and $43,000 was expensed. The 71% increase in research and development expenditures from the first six months of 1996 to the first six months of 1997 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $238,000, or 243%, to $336,000 in the first six months of 1997 from $98,000 in the first six months of 1996 as the Company began marketing (and amortizing development costs associated with) several new versions of software products after the first six months of 1996.

Investment Income

Investment income in the first six months of 1997 and 1996 was dividend income generated from a money market account in which the unexpended proceeds from the Company's IPO are maintained. Since the Company received its IPO proceeds in April 1996, investment income in the 1996 period was generated only in the second quarter of 1996. As a larger balance was maintained in the account in the second quarter of 1996, the investment income generated in the 1996 period was equivalent to the income generated in the 1997 period.

Income Taxes

The Company recorded no provision for income taxes in either the first six months of 1997 or the first six months of 1996 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's gross accounts receivable balance decreased $242,000, or 17%, to $1,213,000 at June 30, 1997 from $1,455,000 at December 31, 1996. The decrease was primarily due to the collection of a $750,000 payment from the Company's consumer product distributor in March 1997 and a $513,000 receivable balance at June 30, 1997 related to the sales generated at the end of the second quarter. The allowance for doubtful accounts consists principally of amounts set up in the fourth quarter of 1996 for two specific customers. The Company is still pursuing collection from these customers.

In connection with loans from a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants exercisable through December 1997 and January 1998, respectively, each with an exercise price of $4.00 per warrant. Each warrant gives the holder the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. During the first six months of 1997, such lender exercised a total of 102,500 warrants to purchase 102,500 shares of the Company's common stock and 102,500 redeemable common stock purchase warrants for $410,000. In July 1997, the third party lender exercised 25,000 warrants to purchase 25,000 shares of the Company's common stock and 25,000 redeemable common stock purchase warrants for $100,000.

In April 1996, the Company completed an IPO of 1,400,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) resulting in net proceeds to the Company of approximately $5,400,000 after paying underwriters' fees and costs associated with the offering. An additional 210,000 units were sold in April 1996 pursuant to the over-allotment option granted to the underwriters resulting in additional net proceeds to the Company of approximately $900,000 after paying underwriters' fees and cost of issuance. The warrants are redeemable at the Company's option commencing June 25, 1996 upon 30 days notice to holders of the warrants at $0.01 per warrant if the closing bid price of the Company's common stock averages in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption. On June 19, 1997, upon meeting such criteria, the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As of June 30, 1997, the warrant holders had exercised a total of 44,200 warrants to purchase 44,200 shares of the Company's common stock for $287,300. As of July 29, 1997, the stock transfer agent notified the Company that more than 95% of the publicly traded warrants had been exercised.

In connection with the IPO in April 1996, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 26, 1997. In the second quarter of 1997, the underwriter exercised a total of 36,400 warrants to purchase 36,400 shares of the Company's common stock and 36,400 redeemable common stock purchase warrants for $218,400. In July 1997, the underwriter exercised 10,000 warrants to purchase 10,000 shares of the Company's common stock and 10,000 redeemable common stock purchase warrants for $60,000. In addition, the underwriter exercised 1,400 common stock purchase warrants to purchase 1,400 shares of common stock for $12,740.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital and anticipated funds form operations, the Company believes that the net proceeds received form the exercise of the warrants will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 18 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           On June 10, 1997, the Company held its Annual Meeting of Shareholders at which the shareholders approved:

           (1) The election of Joyce Freedman, Maurizio Vecchione, Lee Freedman, Andrea Vecchione, Stephen Wyle and Peter Frank to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names.

                                                For Election     Withheld
                  Joyce Freedman                  3,642,645       18,200
                  Maurizio Vecchione              3,642,645       18,200
                  Lee Freedman                    3,642,645       18,200
                  Andrea Vecchione                3,642,645       18,200
                  Stephen Wyle                    3,639,645       21,200
                  Peter Frank                     3,642,645       18,200

           (2) The approval of an amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of the Company's Common Stock authorized for issuance thereunder from 300,000 to 750,000 shares. Such proposal received 2,435,822 votes for approval, 59,130 votes against the approval, 2,300 votes abstained, and there were 1,163,593 broker non-votes.

           (3) The ratification of the Company's appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent certified public accountants for the 1997 fiscal year.
                  Such proposal received 3,641,505 votes for the ratification, 9,200 votes against the ratification and 10,140 votes abstained.

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


                                               ModaCAD, INC.


Date:  July 30, 1997                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        27.1          Financial Data Schedule.1




--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.