Form 10QSB
period 1997-09-30
MODACAD INC
filed 1997-11-14
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the issuer's common stock, as of November 14, 1997, was 5,974,574.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                                  BALANCE SHEET
                               September 30, 1997
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash                                                           $ 12,145,129
   Accounts receivable,
      net of allowance for doubtful accounts of $130,141             1,260,421
   Inventories                                                          18,225
   Prepaid expenses and other current assets                           124,594
                                                                  -------------
                 Total current assets                               13,548,369

Capitalized computer software development costs,
   net of accumulated amortization of $919,772                       4,264,930
Furniture and equipment, net (Note 2)                                  920,034
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            34,677
                                                                  -------------
                                                                  $ 18,823,334
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    598,454
   Deferred income                                                      86,843
                                                                  -------------
                 Total current liabilities                             685,297
                                                                  -------------

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 5,815,574 (Note 4)                     23,775,782
   Accumulated deficit                                              (5,637,745)
                                                                  -------------
                 Total stockholders' equity                         18,138,037
                                                                  -------------
                                                                  $ 18,823,334
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months              Nine Months
                                   Ended September 30,      Ended September 30,
                                     1997       1996         1997        1996
                                 ----------- -----------  ---------- -----------
Net sales                       $  533,141  $1,269,599   $2,261,553  $2,163,074
                                ----------- -----------  ----------- -----------

Cost of sales                       24,975      23,316       80,738      82,858
Selling, general & administrative  918,328     605,539    2,393,266   1,448,512
Research and development            38,003      20,491       85,079      63,141
Amortization of capitalized
    software development costs     208,882      68,442      544,788     166,204
                                ----------- -----------  ----------- -----------
                 Total expenses  1,190,188     717,788    3,103,871   1,760,715
                                ----------- -----------  ----------- -----------
Income (loss) from operations     (657,047)    551,811     (842,318)    420,359
Investment income                   97,608      37,403      137,145      77,192
                                ----------- -----------  ----------- -----------
Net income (loss)               $ (559,439) $  589,214   $ (705,173) $  479,551
                                =========== ===========  =========== ===========

Net income (loss) per share     $    (0.09)  $    0.15   $    (0.15) $     0.16
    (Note 5)                    =========== ===========  =========== ===========
Weighted average
    common shares outstanding    5,947,586   3,908,259    4,820,513   3,088,104
                                =========== ===========  =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                 $  (705,173)   $   479,551
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation                                     42,065         57,141
        Amortization of capitalized software
           development costs                            544,788        166,204
        Provision for loss on accounts receivable        18,000          9,000
        Issuance of warrants for services rendered        9,000              0
        (Increase) decrease in:
           Accounts receivable                           64,432     (1,154,714)
           Inventories                                    7,800        (28,200)
           Prepaid expenses and other current assets      2,814       (111,322)
           Other assets                                 (12,237)       (26,046)
        Increase (decrease) in:
           Accounts payable and accrued expenses        227,712       (478,622)
           Deferred income                               12,063        (16,054)
                                                     -----------    -----------
   Net cash provided by(used in) operating activities   211,264     (1,103,062)
                                                     -----------    -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                 (396,724)      (504,261)
   Capitalized computer software development cost    (1,906,251)    (1,271,607)
                                                     -----------    -----------
   Net cash used in investing activities             (2,302,975)    (1,775,868)
                                                     -----------    -----------
Cash flows from financing activities:
   Repayment of borrowings under notes payable                0       (250,000)
   Repayment of borrowings from officers/stockholders   (75,000)      (200,000)
   Proceeds from issuance of common stock & warrants 12,172,877      5,429,612
   Change in deferred offering costs                          0        289,597
                                                     -----------    -----------
   Net cash provided by financing activities         12,097,877      5,269,209
                                                     -----------    -----------

Net increase in cash                                 10,006,166      2,390,279
Cash, beginning of period                             2,138,963         13,224
                                                     -----------    -----------
Cash, end of period                                 $12,145,129    $ 2,403,503
                                                     ===========    ===========

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $    6,381     $    1,367
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1: GENERAL

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of ModaCAD, Inc. ("ModaCAD" or the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. Results for interim periods are not necessarily indicative of those to be expected for the full year.


Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Furniture and fixtures            $   163,738
     Office equipment                       84,577
     Computer equipment and software     1,140,043
     Leasehold improvements                 89,067
                                       ------------
                                       $ 1,477,425
     Less: Accumulated depreciation        557,391
                                       ------------
                                       $   920,034
                                       ============


Note 3: PAY-OFF OF ADVANCES FROM OFFICERS/STOCKHOLDERS

In April 1997, cash advances made to the Company by certain of the Company's officers/stockholders in the amount of $75,000 were paid in full.

Note 4: STOCKHOLDERS' EQUITY

Redemption Notice for and Exercise of Publicly Traded Warrants

On June 19, 1997, upon meeting the requisite criteria for redemption of redeemable warrants issued in the Company's April 1996 initial public offering (the "IPO") (i.e. the closing bid price for the Company's common stock averaged in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption), the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As a result of the notification, the warrant holders exercised a total of 1,609,084 warrants to purchase 1,609,084 shares of the Company's common stock for $10,459,046 and the Company redeemed the remaining 916 unexercised warrants for $9.

                                 ModaCAD, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: STOCKHOLDERS' EQUITY (Continued)

Exercise of Warrants

In connection with loans made to the Company by a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants with a two-year term, each with an exercise price of $4.00 per warrant. Each warrant provided the holder with the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In the first nine months of 1997, the warrant holder exercised a total of 127,500 warrants to purchase 127,500 shares of the Company's common stock and 127,500 redeemable common stock purchase warrants for $510,000. During such period, the warrant holder further exercised his 127,500 redeemable common stock purchase warrants to purchase 127,500 shares of common stock for $828,750.

Exercise of Underwriter's Warrants

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 27, 1997. In the first nine months of 1997, the underwriter (or assignees of the underwriter) exercised a total of 60,100 warrants to purchase 60,100 shares of the Company's common stock and 60,100 redeemable common stock purchase warrants for $360,600. The underwriter further exercised its 12,600 redeemable common stock purchase warrants to purchase 12,600 shares of common stock for $114,660.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options under the Plan from 300,000 to 750,000 shares. As of September 30, 1997, the Company had granted options to purchase a total of 487,000 shares of common stock to employees with exercise prices ranging from $4.6875 to $16.25 per share. Six of such employees exercised their options to purchase a total of 15,000 shares of common stock at the exercise prices of $4.6875 and $5.875 per share.


Note 5: NET INCOME/LOSS PER SHARE

Net income/loss per share is based on the weighted average number of shares and equivalent shares of common stock outstanding during each quarter and each six-month period. Primary and fully-diluted net income/loss per share are not materially different.

                                 ModaCAD, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5: NET INCOME/LOSS PER SHARE (Continued)

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


Note 6: SUBSEQUENT EVENTS

Exercise of Warrants

In October 1997, the Company's third party lender to the Company mentioned in
Note 4 exercised his remaining outstanding 72,500 warrants to purchase 72,500 shares of the Company's common stock and 72,500 redeemable common stock purchase warrants for $290,000. Immediately thereafter, the warrant holder further exercised his 72,500 redeemable common stock purchase warrants to purchase 72,500 shares of common stock for $471,250.

Exercise of Stock Option

In October 1997, one of the Company's employees exercised his options under the 1995 Stock Option Plan to purchase 2,000 shares of common stock at the exercise price of $4.6875 per share.

Exercise of Underwriter's Warrants

In November 1997, the underwriter mentioned in Note 4 exercised 10,000 warrants to purchase 10,000 shares of the Company's common stock and 10,000 redeemable common stock purchase warrants for $60,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

ModaCAD, Inc. ("ModaCAD" or the "Company") was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (computer aided design or "CAD" and electronic merchandising products) and consumer (3-D Home Interiors products). The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. The Company completed its development of the 3-D Home Interiors product in 1996 and commenced receiving royalties from sales of this consumer product late in the second quarter of 1997. The amount of revenues received from such products depends on various factors outside the Company's control including, to a significant extent, on the Company's sole publisher of the 3-D Home Interiors product, the price the publisher establishes from time to time for such product, customer acceptance of such product, royalties payable based on product sales and the publisher's marketing.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                              Three Months Ended September 30,
                                             ----------------------------------
                                                  1997                  1996
                                             ---------------    ---------------
Net sales                                    $  533   100.0%    $1,270   100.0%
Cost of sales                                    25     4.7         23     1.8
Selling, general and administrative             918   172.2        606    47.7
Research and development                         38     7.1         20     1.6
Amortization of software development costs      209    39.2         69     5.4
                                             -------  ------    -------  ------
 Total expenses                               1,190   223.2        718    56.5
                                             -------  ------    -------  ------
Income (loss) from operations                  (657) (123.2)       552    43.5
Investment income                                98    18.3         37     2.9
                                             -------  ------    -------  ------
 Net income (loss)                           $ (559) (104.9%)    $ 589    46.4%
                                             =======  ======    =======  ======

Net Sales

Net sales decreased $737,000, or 58%, to $533,000 in the third quarter of 1997 from $1,270,000 in the third quarter of 1996 primarily due to sales decrease in the Company's commercial products (electronic merchandising and CAD products) and the reduction in revenues from consumer products and maintenance services.

Sales of commercial products decreased $91,000, or 19%, to $381,000 in the third quarter of 1997 from $472,000 in the third quarter of 1996 primarily due to the fact that the Company's sales force was focused on planning and implementing strategies for its e-commerce initiatives as well as other commercial product line in the third quarter of 1997. No revenue was generated from these two product lines as they were in the planning stage.

Revenue generated from consumer products decreased $637,000, or 85%, to $113,000 in the third quarter of 1997 from $750,000 in the third quarter of 1996 due to the fact that the revenue generated in the third quarter of 1996 was attributable to an agreement between the Company and its consumer software publisher with respect to the Company's interior home decorating software products. The Company had no such source of revenue in the third quarter of 1997. Revenue generated from consumer products in the third quarter of 1997 was mainly related to the royalty payments received from the Company's publisher in connection with the sales of the Company's 3-D Home Interiors product in the third quarter of 1997.

Training services increased by $2,000, or 67%, to $5,000 in the third quarter of 1997 from $3,000 in the third quarter of 1996 primarily due to the Company's decision to eliminate its outside independent contractor and to provide customer training itself. Net sales in the third quarter of 1997 also reflect a $6,000 decrease in product maintenance fees.

Cost of Sales

Cost of sales increased $2,000, or 9%, to $25,000 in the third quarter of 1997 from $23,000 in the third quarter of 1996. The increase is primarily due to an increase in digital catalog production cost from the third quarter of 1996 to the third quarter of 1997. Although sales of the Company's commercial products overall decreased from the third quarter of 1996 to the third quarter of 1997, sales of digital catalog products increased. As digital catalog products have a higher production cost than other commercial products, cost of sales in the third quarter of 1997 increased accordingly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $312,000, or 51%, to $918,000 in the third quarter of 1997 from $606,000 in the third quarter of 1996. This increase was primarily due to three factors. First, the increase of $72,000 in personnel costs resulted from the hiring of additional personnel in late 1996 and 1997 to support the Company's increased operating activities. Second, certain related costs including travel, marketing, telephone and office supplies expenses increased $215,000, or 126%, to $386,000 in the third quarter of 1997 from $171,000 in the third quarter of 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering (the "IPO") in April 1996. Third, professional services including accounting, legal and consulting services increased $42,000, or 72%, to $100,000 in the third quarter of 1997 from $58,000 in the third quarter of 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in the third quarter of 1997 compared to the third quarter of 1996.

Research and Development

The Company incurred $656,000 of research and development costs during the third quarter of 1997, of which $618,000 was capitalized as software development costs and $38,000 was expensed, compared to $515,000 for the third quarter of 1996, of which $495,000 was capitalized and $20,000 was expensed. The 27% increase in research and development expenditures from the third quarter of 1996 to the third quarter of 1997 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $140,000, or 203%, to $209,000 in the third quarter of 1997 from $69,000 in the third quarter of 1996 as the Company began marketing (and amortizing development costs associated with) several new versions of software products after the second quarter of 1996.

Investment Income

Investment income increased $61,000, or 165%, to $98,000 in the third quarter of 1997 from $37,000 in the third quarter of 1996 due to the increase in dividend income generated from a money market account in which the unexpended proceeds from the Company's IPO and the exercise by warrant holders of the Company's public warrants are maintained. The increase in dividend income resulted from a larger balance maintained in the money market account in the third quarter of 1997 due to the receipts of the proceeds from the exercise by warrant holders of the public warrants as compared to the balance maintained in that account in the third quarter of 1996.

Income Taxes

The Company recorded no provision for income taxes in either the third quarter of 1997 or the third quarter of 1996 due to the utilization of net operating loss carryforwards.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                               Nine Months Ended September 30,
                                             ----------------------------------
                                                  1997                  1996
                                             ---------------    ---------------
Net sales                                    $2,262   100.0%    $2,163   100.0%
Cost of sales                                    81     3.6         83     3.8
Selling, general and administrative           2,393   105.8      1,449    67.0
Research and development                         85     3.7         63     2.9
Amortization of software development costs      545    24.1        166     7.7
                                             -------  ------    -------  ------
 Total expenses                               3,104   137.2      1,761    81.4
                                             -------  ------    -------  ------
Income (loss) from operations                  (842)  (37.2)       402    18.6
Investment income                               137     6.0         77     3.6
                                             -------  ------    -------  ------
 Net income (loss)                           $ (705)  (31.2%)    $ 479    22.2%
                                             =======  ======    =======  ======

Net Sales

Net sales increased $99,000, or 5%, to $2,262,000 in the first nine months of 1997 from $2,163,000 in the comparable period of 1996 primarily due to sales increase in the Company's commercial products (electronic merchandising and CAD products) and revenues increases from consulting and training services and maintenance fees. However, the reduction in revenue from consumer products offset those increases. Net sales attributable to hardware sales decreased by $8,000 due to the Company's decision to phase out its hardware sales in 1995. The Company generated no hardware sales revenue in the first nine months of 1997.

Sales of commercial products increased $682,000, or 55%, to $1,913,000 in the first nine months of 1997 from $1,231,000 in the first nine months of 1996 primarily due to foreign sales amounting to $400,000 generated from two of the Company's major customers in Europe and domestic sales amounting to $363,000 generated from two other major customers in the first nine months of 1997.

Revenue generated from consumer products decreased $645,000, or 84%, to $120,000 in the first nine months of 1997 from $765,000 in the first nine months of 1996 due to the fact that the revenue generated in the first nine months of 1996 was attributable to an agreement between the Company and its consumer software publisher with respect to the Company's interior home decorating software products. The Company had no such source of revenue in the first nine months of 1997. Revenue generated from consumer products in the first nine months was mainly related to the royalty payments received from the Company's publisher in connection with the sales of the Company's 3-D Home Interiors product in the first nine months of 1997.

The Company received $65,000 in revenue generated from consulting services in the first nine months of 1997 compared to no revenue from consulting services in the first nine months of 1996. These revenues were attributable to the software consulting services provided to the Company's customers in conjunction with the sales of commercial products and the customer's annual conference meeting.

Training services increased by $11,000, or 39%, to $39,000 in the nine months of 1997 from $28,000 in the first nine months of 1996 primarily due to the Company's decision to terminate the relationship with its outside independent contractor and to provide customer training itself. Net sales in the first nine months of 1997 also reflect a $2,000 increase in product maintenance fees.

Cost of Sales

Cost of sales decreased $2,000, or 2%, to $81,000 in the first nine months of 1997 from $83,000 in the first nine months of 1996. This decrease is primarily due to a $58,000 decrease in cost of hardware sales, which was offset by a $56,000 increase in the cost of commercial product sales. The increase in the cost of commercial product sales reflected the sales increase in commercial products. The decrease in the cost of hardware sales was due to the Company's decision to phase out its hardware sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $944,000, or 65%, to $2,393,000 in the first nine months of 1997 from $1,449,000 in the first nine months of 1996. This increase was primarily due to three factors. First, the increase of $276,000 in personnel costs resulted from the hiring of additional personnel in late 1996 to support the Company's increased operating activities. Second, certain related costs including travel, marketing, telephone and office supplies expenses increased $447,000, or 94%, to $921,000 in the first nine months of 1997 from $474,000 in the first nine months of 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets after the close of the Company's initial public offering in April 1996. Third, professional services including accounting, legal and consulting services increased $241,000, or 349%, to $310,000 in the first nine months of 1997 from $69,000 in the first nine months of 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in the first nine months of 1997 compared to the first nine months of 1996 as a result of the Company's status as a public company in 1997.

Research and Development

The Company incurred $1,991,000 of research and development costs during the first nine months of 1997, of which $1,906,000 was capitalized as software development costs and $85,000 was expensed, compared to $1,335,000 for the first nine months of 1996, of which $1,272,000 was capitalized and $63,000 was expensed. The 49% increase in research and development expenditures from the first nine months of 1996 to the first nine months of 1997 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $379,000, or 228%, to $545,000 in the first nine months of 1997 from $166,000 in the first nine months of 1996 as the Company began marketing (and amortizing development costs associated with) several new versions of software products after the first sixth months of 1996.

Investment Income

Investment income increased $60,000, or 78%, to $137,000 in the first nine months of 1997 from $77,000 in the third quarter of 1996 due to the increase in dividend income generated from a money market account in which the unexpended proceeds from the Company's IPO and the exercise by warrant holders of the Company's public warrants are maintained. The increase in dividend income resulted from a larger balance maintained in the money market account in the third quarter of 1997 due to the receipts of the proceeds from the exercise by warrant holders of the public warrants.

Income Taxes

The Company recorded no provision for income taxes in either the first nine months of 1997 or the first nine months of 1996 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

On June 19, 1997, upon meeting the requisite criteria for redemption of redeemable warrants issued in the Company's April 1996 IPO (i.e. the closing bid price for the Company's common stock averaged in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption), the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As a result of the notification, the warrant holders exercised a total of 1,609,084 warrants to purchase 1,609,084 shares of the Company's common stock for $10,459,046 and the Company redeemed the remaining 916 unexercised warrants for $9.

The Company's gross accounts receivable balance decreased $64,000, or 4%, to $1,391,000 at September 30, 1997 from $1,455,000 at December 31, 1996. The decrease was primarily due to the collection of a $750,000 payment from the Company's consumer product distributor in March 1997 and a $726,000 receivable balance at September 30, 1997 related to the sales generated from five of the Company's major customers in the first nine months of 1997. The allowance for doubtful accounts consists principally of amounts set up in the fourth quarter of 1996 for two customers. The Company is still pursuing collection from these customers.

In connection with loans made to the Company by a third party in December 1995 and January 1996, the Company granted such lender 125,000 and 75,000 warrants with a two-year term, each with an exercise price of $4.00 per warrant. Each warrant provided the holder with the right to purchase one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years from March 27, 1996. In the first nine months of 1997, the warrant holder exercised a total of 127,500 warrants to purchase 127,500 shares of the Company's common stock and 127,500 redeemable common stock purchase warrants for $510,000. During such period, the warrant holder further exercised his 127,500 redeemable common stock purchase warrants to purchase 127,500 shares of common stock for $828,750. In October 1997, the Company's third party lender to the Company exercised his remaining outstanding 72,500 warrants to purchase 72,500 shares of the Company's common stock and 72,500 redeemable common stock purchase warrants for $290,000. Immediately thereafter, the warrant holder further exercised his 72,500 redeemable common stock purchase warrants to purchase 72,500 shares of common stock for $471,250.

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such units are exercisable for a four-year period commencing March 27, 1997. In the first nine months of 1997, the underwriter (or assignees of the underwriter) exercised a total of 60,100 warrants to purchase 60,100 shares of the Company's common stock and 60,100 redeemable common stock purchase warrants for $360,600. The underwriter further exercised its 12,600 redeemable common stock purchase warrants to purchase 12,600 shares of common stock for $114,660.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital and anticipated funds from operations, the Company believes that the net proceeds received from the exercise of the warrants will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 15 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           ModaCAD's common stock commenced trading on the Nasdaq National Market System on November 11, 1997. ModaCAD was previously listed on the Nasdaq SmallCap Market.

           The Company signed an agreement with Intel Corporation ("Intel") in November 1997 for the co-development and distribution of interactive software to be used in connection with Intel's Pentium(R) II processor. The companies have agreed to co-develop an e-commerce solution for fashion retailers and manufacturers using advanced Internet push technology and multimedia enhancements which are intended to enable a rich and personalized end-user shopping experience.

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


                                               ModaCAD, INC.


Date:  November 14, 1997                       By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        27.1          Financial Data Schedule.1




--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.