Form 10KSB
period 1997-12-31
MODACAD INC
filed 1998-03-18
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $4,449,857.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $64,979,397 based on the average bid and asked prices of $16.75 per share as quoted on the NASDAQ National Market on March 13, 1998.

The number of outstanding shares of the registrant's common stock, as of March 13, 1998, was 6,060,974.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held in June 1998 are incorporated into Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                                     PART I

Item 1.    Description of Business

The Company

ModaCAD, Inc. ("ModaCAD" or the "Company") was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications, including the apparel, textile and home furnishings industries. The Company's goal was to develop software operating on personal computers ("PCs") that would enable non-technical users to create and model 3-D synthetic objects from 2-D images and render such objects in real time with photo-realistic quality. The Company initially focused its efforts on developing computer aided design ("CAD") products for the industrial design segments of the textile and apparel industries. Beginning in 1993, the Company began broader marketing efforts, including the introduction of electronic merchandising products, which efforts were increased starting in 1994. In late 1995, the Company began efforts to expand its business into consumer PC software, initially through the development of a new consumer software product line, entitled 3D Home Interiors
(TM), aimed at the do-it-yourself home decorating and design marketplace.
In 1996, the Company completed development of 3D Home Interiors which has been licensed to Broderbund Software, Inc. ("Broderbund") for publication, marketing and distribution. In late 1997, the Company continued to expand its business into e-commerce consumer oriented applications by signing an agreement with Intel Corporation ("Intel") to distribute and co-develop an Internet
(or e-commerce) content manager software. Content managers are defined as web-enabled software designed to present content necessary for e-commerce.
As such, content managers are the key "front-end" to emerging e-commerce applications. The Company anticipates that this first e-commerce software will be released during the third quarter of 1998, but there can be no assurance that such release will occur at that time.

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and, as such, may involve risks and uncertainties. Those forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, product introductions, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements.
From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Commission.

Products

ModaCAD's current and future products are divided into three principal product groups: commercial (CAD and electronic merchandising products), consumer
(3D Home Interiors products), and e-commerce (Internet content manager fashion application being co-developed with Intel). The Company's products are built principally using object-oriented technology and written in the C++ programming language. Most of the products are available on Windows and Macintosh operating systems. ModaCAD's products are based principally on its proprietary "core" rendering technology. The main features of this core technology are (i) real-time rendering performance on standard PC hardware platforms (e.g., PCs equipped with Intel Pentium 133MHz or better microprocessors and at least 16 megabytes of random access memory), (ii) photo-realistic visual simulations and
(iii) easy authoring processes.

Current Products

CAD Products

The Company's CAD software comprises a family of four products - ModaDRAPE (Registered), ModaToolkit (TM), ModaSKETCH (TM) and ModaWEAVE (Registered)- designed to perform modeling, rendering and support tasks. The target market for these products is major industrial design companies. ModaDRAPE, ModaToolkit and ModaSKETCH are "bundled" together as the ModaDESIGN PRO (TM) textile suite; ModaWEAVE, which runs only on the Macintosh operating system, is sold separately.

Traditionally, manufacturers of design-intensive items such as fashion, textiles, footwear, home furnishings, furniture and home improvement products have marketed their products by first prototyping them and then producing samples for buyers to evaluate. Because of the time and expense of the sampling process, manufacturers have increasingly been turning to the concept of "virtual sampling." Currently, the Company's CAD software is used to model 3D product visualizations from simple 2D images, render a photo-realistic picture of simulated products, place them inside a simulated 3D space, such as a room interior, and perform the entire rendering process in real time without the need for special or customized hardware. The ease of use, operability on standard PCs and the photo-realistic 3D image production of the ModaCAD industrial design product line serves to decrease the time and expense of product design.

The ModaDESIGN PRO textile suite is a fully integrated design system capable of real-time rendering, modeling 3D surface details onto 2D images, image processing, artwork development and catalog authoring. ModaDESIGN PRO includes several powerful applications developed to assist design and merchandising teams in all phases of product, textile and catalog development.
ModaDESIGN PRO's components include a proprietary textile design system, an embedded draping system as well as image processing, sketching and painting tools.

ModaDRAPE is the modeling and real-time rendering software component. ModaToolkit is the software component that controls color management, texture management, repeat generation, screen printing separations, color reduction function and color changes. ModaSKETCH is the artwork development, image photo retouching and image processing software developed by and licensed from a third party. The ModaDESIGN PRO system is sold with various options depending upon the user's application, and the ModaWEAVE textile weaving simulation software is sold separately. The Company also sells an entry-level version of the ModaDRAPE software, called Envision (Registered), which offers a more limited feature set than ModaDRAPE.

ModaDESIGN PRO provides a direct interface with leading graphic software programs, enabling designers to access ModaDESIGN PRO directly without having to shut down other graphic design applications. ModaDESIGN PRO is intended to streamline design and merchandising tasks, thereby reducing product development time and expense. ModaDESIGN PRO features the functionality to create "virtual samples" prior to actual product development and is designed to allow users to create presentations, storyboards, and promotional material. ModaDESIGN PRO also enables users to create comprehensive interactive image databases for use in the Company's electronic merchandising catalogs, sales representative systems and kiosk programs.

Major companies which are users of the Company's CAD products include Jantzen, Burlington Industries, Hasbro, Pendleton Mills, Fleetwood Enterprises, Williamson-Dickies, Woolworth Canada, Oxford Industries and VF Corporation.

Electronic Merchandising Products

The Company's electronic merchandising software was designed to enable retailers to reduce expensive product inventories by allowing "virtual" samples of products to be presented on a computer screen directly to customers. This software is used together with interactive kiosks and other desktop PC-based point-of-sale systems in retail stores for special-order products to allow consumers to visualize, in an interactive format, special order options (such as fabric styles or finishes) and preview their "customized" products prior to purchasing.

The Company's electronic merchandising technology represents an improvement over traditional multimedia kiosk software by offering, in addition to catalogs of products, the ability to manipulate or "design" customized products in a photo-realistic, real-time 3D environment. The Company believes that the interactive "design" function of its technology is of critical importance to industries offering special order merchandise, such as home furnishings, home design and home improvements. As part of its electronic merchandising business, the Company has received orders from major retailers and manufacturers to produce numerous electronic catalogs on CD-ROMs containing "digital product content" used at the point-of-sale together with the Company's electronic merchandising software. An example of such implementation is a furniture retailer using a ModaCAD-produced CD-ROM catalog to access a manufacturer's lines of upholstered furniture and to visualize in photo-realistic detail the "draping" of special-order fabrics onto available furniture frames.

The Company's electronic merchandising products are divided into three categories: (i) client/server technology, (ii) software products with embedded rendering functions for special-order product visualization compatible with kiosk hardware and desktop PCs and (iii) CD-ROM-based product catalogs in a compatible format. Such products feature real-time rendering for visualization, electronic order collection and special order visualization and validation. ModaFINITY (TM) is the Company's point-of-sale electronic merchandising software for in-store cataloging and visualization of products. ModaFINITY is available with the following product options: ModaCATALOG (TM), an apparel-specific version; and the Server version, using a Local Area Network to manage network client/server implementations of ModaFINITY. The ModaFINITY software can also be effectively used as an internal line development and merchandising tool in large retail and manufacturing operations.

ModaPLAN (TM) was released in 1997 and is a new strategic space management software solution which is derived from the Company's proprietary 3D rendering and electronic merchandising technologies. ModaPLAN enables retailers and store designers to create and view 3D, photo-realistic renderings of store layouts and "planograms" via powerful client/server-based technology.
ModaPLAN is designed to allow the user to integrate store layouts and planograms from one centralized database which contains both product and fixture information. ModaPLAN is expected to distinguish itself from other similar software by the quality of its 3D rendering of objects in layout form as well as the ability to provide unlimited views of virtual store plans and layouts. ModaPLAN merges the Company's advanced virtual reality technology and relational databases into a productive planning, merchandising and analysis tool for the retail marketplace.

ModaVISION (TM) is a new commercial product which combines the Company's patented rendering technology, 3D photo-realistic visualization and proprietary electronic merchandising technology to create a powerful point-of-purchase sales tool for retailers. Targeted primarily for use by retailers as well as home-builders, ModaVISION is designed to be an in-store sales tool and the Company expects it to have broad interest to a number of industries.
ModaVISION enables sales representatives working with customers, to create a virtual shopping cart of actual retail-branded products and then drag and drop desired selections into a virtual room scene designed for customers to visualize such products in a simulated 3D environment. Although ModaVISION is considered to be a professional design application, its familiar and easily understood menus, toolbars and shortcuts do not require the skills of a professional designer.

Major companies that use the Company's electronic merchandising, manufacturer-specific catalogs for use with point-of-sale interactive kiosks, and store planning products include Sears, Levitz Furniture, Crate & Barrel, Broyhill Furniture, Ashley Furniture and Duckhead.

Consumer Products

During the fourth quarter of 1996, the Company completed development of the initial title in its CD-ROM-based consumer home decorating software series utilizing the Company's proprietary visualization and content management technologies. This consumer software package was licensed to Broderbund Software, Inc. for publication, marketing and distribution. Broderbund unveiled the product under the name 3D Home Interiors during the first quarter of 1997 and released the product during the Spring of 1997. 3D Home Interiors is being marketed as a complementary product to Broderbund's existing 3D Home Architect (TM) software. Both products represent the first two titles of Broderbund's 3D Home Series (TM). 3D Home Interiors and subsequent ModaCAD-authored titles in the 3D Home Series are expected to enable consumers to perform sophisticated home design and decorating on PCs, using digital content catalogs of merchandise readily available through retailers, in an interactive, photo-realistic, 3D environment. 3D Home Interiors is targeted primarily at specific interior and home design projects which the Company considers to be of broad consumer appeal.

3D Home Interiors employs the Company's 3D virtual reality, real-time rendering and expert design technology for consumer use. The products contain comprehensive cataloging features for electronic product browsing and visualization in cooperation with product manufacturers and retailers.
The inclusion of electronic catalogs of actual merchandise for use in the Company's design software, with drag and drop simplicity, combined with information on special-order options, allows each user to become a "contract specifier" for his or her home decorating project.

In addition to revenues from the sales of 3D Home Interiors and subsequent 3D Home Series titles that ModaCAD intends to author, the Company envisions that as such products achieve substantial market penetration, they may generate revenues from "publishing and advertising" fees charged to vendors who want their products to be featured in the 3D Home Series. Although the Company currently receives some small fees from retailers and manufacturers for inclusion of their products in 3D Home Interiors, there is no assurance that the product will generate demand sufficient to charge significant fees. The Company has established relationships with some content providers (manufacturers and retailers) essential for 3D Home Interiors and subsequent ModaCAD-authored 3D Home Series titles and has produced digital content component catalogs of their products for use with 3D Home Interiors. The Company continues to establish relationships with new vendors to feature their product catalogs in subsequent versions of 3D Home Interiors and the 3D Home Series. The Company believes that the time and effort it would take a third party to establish such relationships and produce such digital component catalogs provide the Company with a competitive advantage, although there can be no assurance that competitors of the Company will not devote the resources necessary to establish relationships and produce such digital component catalogs.

The digital content underlying the product catalogs contained within 3D Home Interiors features the names of major retailers such as JCPenney, Wallpapers To Go, Hunter Douglas Window Fashions, Marvin Windows and Doors, Z Gallerie, Phillips, GE Appliances and Ikea as well as their brand name products.

Future Products

E-Commerce Content Managers

In several recent publications sources, including Business Week, have identified e-commerce as the fastest growing segment of the computer visualization and graphics industry. Furthermore, it is estimated that e-commerce alone will evolve into a $327 billion market by 2002, according to a report published by Forrester Research cited in the Los Angeles Times in July 1997.

A key goal of ModaCAD's future growth strategy is to deliver a series of e-commerce (or Internet) content managers based upon the Company's proprietary photo-realistic rendering and content management technologies for each major retail segment throughout U.S. commerce. ModaCAD-developed 3D Home Interiors, published by Broderbund, is the first example of these types of content managers that bridge visualization requirements and practical e-commerce applications, with a particular focus on the home furnishing and home design arenas. In the Company's third quarter of 1998, ModaCAD expects to launch its first e-commerce content management software for the apparel/fashion industry which represents one of the largest segments of retailing and e-commerce potential in general, but there can be no assurance that such release will occur at that time. ModaCAD is co-developing with Intel on this first fashion product. Additionally, ModaCAD's goal is to unveil additional e-commerce content managers during fiscal 1998 and 1999 which will be targeted at a variety of horizontal markets.

The Company believes its e-commerce content manager's capabilities offer value to consumers beyond traditional printed catalogs. This technology combines powerful visualization tools with the ability to organize, filter and manage digital product information in an advanced technological environment that showcases merchandise and services in a way that is informative, practical and useful to consumers. The Company believes that having the ability to shop, research product information and visualize potential purchases in a photo-realistic virtual reality environment creates an incentive for consumers to purchase goods and services on-line in that it enables consumers to circumvent time and travel issues which can be key problems associated with unenjoyable shopping experiences.

The Company anticipates that its e-commerce product will generate revenues during 1998; however, the amount of revenues and timing of their receipt will depend on the Company's success in marketing, and consumer acceptance of the product.


E-Script Software Development Kit

The Company refers to its core e-commerce (or Internet) content manager technology as "E-Script." E-Script technology is an object-oriented software development kit based on the distributed COM architecture and is compatible with Microsoft's ActiveX controls. Such compatibility allows the Company to mix the core functionality of E-Script with the ease of interface development of Visual Studio, including Java, C++ and HTML. Additionally E-Script architecture is fully compatible with web-based tools. E-Script technology is ideally suited to creating content management technology.

One of the Company's goals is to pursue multiple areas of consumer trade as it applies to e-commerce, using its E-Script technology. The Company intends to enable many industry specific content managers from this common E-Script technology. The concept is to offer specialized applications that offer value to consumers in each specific area of commerce, while maintaining a common content format and delivery mechanism.

E-Script allows for the following main functions: reality-accurate 3D rendering; 2D image processing in real-time including image composition and alpha blending; progressive refinement push technology; rule-based behaviors and business rules modeling (including pricing and validation); peer-to-peer data communication and data sharing and real-time 3D virtual reality browsing and data-management functions. ModaCAD's development strategy is to use the common core E-Script technology at the heart of all its end-user content managers and to wrap each one with an interface which is industry-specific using standard HTML & Java layers. This strategy allows for fast application development from a common architecture.

Marketing, Sales and Distribution

Commercial Products

The Company markets its commercial products through its direct sales force and a network of authorized dealers and distributors. During 1998, the Company intends to implement a value-added reseller ("VAR") distribution channel for its commercial product lines, but will maintain a limited direct sales force for key customers and major national accounts. This scaled down sales force will also be responsible for managing VAR activities and productivity.

The Company or VAR will (i) provide the customer with appropriate software for use under license, (ii) advise the customer of any computer hardware it needs to buy, upgrade or adapt in order to utilize the software, (iii) assist the customer in the creation of the database of the customer's products or designs, and (iv) provide ongoing training and support in the use of the product package.

The Company employs 10 sales people and 19 marketing people. In addition to its Los Angeles headquarters, the Company maintains one additional sales office in New York. Internationally, the Company has established an exclusive distribution arrangement for certain European territories with ModaCAD Europe and has established nonexclusive dealerships in locations such as Japan, South Korea, Australia, India, Columbia, Brazil, New Zealand and Thailand. ModaCAD Europe has been the largest purchaser of the Company's commercial products since it was established. Sales to ModaCAD Europe decreased in 1997 compared to 1996. In 1996 and 1997, such sales accounted for approximately 12% and 8%, respectively, of the Company's total sales.

ModaCAD licenses its software under either license agreements or site license agreements, the latter being used principally for major corporate accounts. ModaCAD offers quantity discounts for multiple-unit purchases and special discounts to accredited educational institutions. The Company advertises its products in trade magazines and conducts direct mail, telemarketing and a media editorial campaign in industry trade press and general business publications. In addition, the Company participates in major computer industry, home furnishings and fixtures, store planning and apparel trade shows throughout the United States.

Consumer Products

In March 1996, the Company entered into a Software Development and Publishing Agreement with Broderbund ("the Broderbund Agreement"), appointing Broderbund as publisher of the ModaCAD-developed 3D Home Interiors and subsequent ModaCAD authored 3D Home Series software titles. Broderbund has been distributing and marketing 3D Home Interiors domestically and internationally to PC hardware and software retailers and resellers, home furnishing and fixture retailers and home improvement stores since the product's release in late Spring 1997. Under the Broderbund Agreement, the Company is responsible for the design and development of the 3D Home Interiors and related derivative works, including upgrades and foreign language adaptations, subject to Broderbund's final editorial control over the products. Broderbund has been granted exclusive worldwide rights to publish 3D Home Interiors and derivative works thereof. Broderbund is responsible for marketing and promotion of the products and for customer support after publication.

Broderbund is a leading software publisher and distributor. During 1997, Broderbund reported that it released over 40 new software products including new titles, upgrades to existing titles and transfers of existing titles to new hardware platforms.

The Company and Broderbund also intend to market 3D Home Interiors and subsequent 3D Home Series titles through the Internet and other on-line services and direct-to-consumer channels. The Company plans to use the Internet and other emerging on-line media to create sites relating to home decorating and home furnishings on the World Wide Web and other on-line networks. The Company envisions using 3D Home Interiors, together with websites or other computerized or networked "environments" created by the Company or third-party manufacturers, vendors or sellers of advertising space (such as magazines) to present an array of complementary services, product shopping, updating options and other services. Through such channels of distribution, consumers interested in home decorating could experience interactive demonstrations of 3D Home Interiors and order the product on-line. The Company believes that in implementing such measures, it will establish itself in the emerging e-commerce or on-line marketplace as a leading provider of digital content managers of products for home shopping, for home furnishing, for in-home decorating and, eventually, for products in other industries which the Company's software products may penetrate.

E-Commerce Products

ModaCAD entered into an Agreement with Intel Corporation in November 1997 to develop an e-commerce content manager targeted for distribution to the fashion and apparel industry. Although specific product details have not been disclosed, the two companies have agreed to work together to develop and deliver rich visual and interactive content that is optimized for Pentium (Registered) II processor-based PCs. Using advanced Internet push technology and multimedia enhancements, the Company believes that this e-commerce fashion solution will enable a rich and personalized end-user shopping experience.

The Company will also be exploring new methods by which to distribute e-commerce consumer software applications. The Company's ultimate goal is to develop a complete product line of fashion products and other focused applications that are intended to service the broader e-commerce market segment.

Competition

The computer software design and electronic merchandising markets are intensely competitive and subject to rapidly changing technologies and evolving product standards. In the broad computer software design and electronic merchandising markets, the Company competes with numerous companies providing CAD and rendering software, including companies such as Computer Design Inc., Gerber Garment Technology, Inc., Info Design, Lectra Systems, Inc., and Intellitek Computer Corporation. Some of the Company's existing and potential competitors in the software design and electronic merchandising markets have significantly greater financial, technical, sales and marketing resources than the Company, have longer operating histories than the Company, and have better brand name recognition.

The Company believes that principal competitive factors in the commercial product markets in which the Company competes include product functionality and ease of use, product performance and reliability, customer service and support, vendor credibility and brand awareness, technological advantages and price/performance characteristics. The Company believes that its products compete favorably with the products of its competitors principally due to the advantages of their real-time photo-realistic modeling and rendering functions, ease-of-use with existing Macintosh and Windows operating systems, and in the case of its electronic merchandising and 3D Home Interiors products, integration with a digital database of manufacturers' product catalogs. Although the Company believes that it competes favorably in the markets it serves, there can be no assurance that new or established competitors will not offer products superior to, or lower in price than, those of the Company.

The consumer software market is increasingly competitive, with numerous suppliers directing new products into a highly differentiated and rapidly developing marketplace. The Company believes that the principal competitive factors in the consumer software market include product features and performance, product reliability, ease-of-use, product reputation, price, timeliness of product upgrades and quality of customer support and service.
The Company's competitors in this market include several large companies with substantially greater financial, technical, marketing and other resources than the Company, as well as numerous companies of varying sizes and resources, including Broderbund, SoftKey Software, Inc., Expert Software, Inc., Softdesk, Inc., Autodesk, Inc. and Books-that-Work. Although Broderbund and ModaCAD have entered into a Publishing and Distribution Agreement for 3D Home Interiors which contains certain mutual non-compete covenants, this agreement does not prohibit Broderbund from publishing or distributing similar products which could compete with the Company's products, including Broderbund's previously released 3D Home Architect. Additionally, the Company expects increased competition from new competitors who may in the future publish competitive home decorating software products. The Company believes that the use of its core rendering technology in its 3D Home Interiors product, and use of digitized catalogs of actual products with the system, give its products the sufficient attributes to provide an initial competitive advantage in the consumer software market.

Estimates of the existing and future size and scope of the e-commerce market as well as the on-line business-to-consumer segment vary from industry analyst to industry analyst. While dollar amounts attributed to this market growth vary, sources appear to agree upon the fact that e-commerce, Internet shopping or any derivatives thereof are likely to become a very large business. ModaCAD believes that technology developers that enable this revolution in making e-commerce a pervasive means of transacting business, stand to generate sizable revenues and reap substantial profits. The industry as such is highly fragmented at this time, and the Company has no knowledge of any direct competitor to ModaCAD's recently unveiled e-commerce fashion solution. The Company believes it has a legitimate opportunity to capture material market share for both its new and future product lines and formats within the rapidly emerging e-commerce arena.

Dependence on Significant Customers

During 1996 and 1997, the Company's largest commercial product purchaser, ModaCAD Europe, accounted for approximately 12% and 8%, respectively, of the Company's total revenues. During 1996 and 1997, Broderbund, accounted for approximately 44% and 6.7%, respectively of the Company's total revenues. During 1997, Intel accounted for approximately 34% of the Company's total revenues. The Company may continue to be dependent on these three or more significant customers, the loss of which could have a material and adverse effect on the Company's business.

Patents and Proprietary Rights

The Company holds two United States patents. The first one covers the Company's core rendering and modeling technology. The second one covers 3D modeling techniques. In addition to patent protection, the Company relies on a combination of (i) trade secret, copyright and trademark laws, (ii) confidentiality and nondisclosure agreements and (iii) other contractual and technical measures to protect its proprietary rights. There is no assurance that these measures will deter misappropriation of the Company's proprietary rights. The Company employs a "lock and key" system with respect to the proprietary information underlying its software. This system is designed to ensure that only certain key employees have access to such information, all of whom have signed confidentiality and nondisclosure agreements. The Company has five trademarks and eight registered trademarks, including the mark ModaCAD. The Company believes that its products, trademark and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such asserted claims may not result in costly litigation.

Research and Development

ModaCAD believes that its success will depend primarily on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, fulfill an expanding range of customer requirements and to pursue expansion opportunities into new markets. ModaCAD's management has consistently explored and will continue to explore innovative new technologies, business strategies and opportunities in an effort to broaden the usability of its proprietary rendering and content management technologies. The Company also believes that research and development is a key element of its continued success and is striving to bring market enhancements to its products and updates on a continual basis, to enable its customers to take advantage of new technologies as they are developed. ModaCAD's primary expenses for research and development include the personnel costs of the Company's specialists in engineering, software infrastructure, interface development, database technologies and 3D computer graphic design. Research and development expenses also include the depreciation and cost of maintenance of computer hardware used in research and development.

The Company's development teams are continuously working toward new developments, extensions and enhancements to its core rendering engine in an ongoing effort to maintain and extend ModaCAD's leadership in this area. The Company is also exploring the feasibility of developing a line of less sophisticated, lower-priced "pro-sumer" software products that would be marketed and sold through a VAR channel. The adaptation of ModaCAD's professional design and rendering tools into "pro-sumer" applications are being designed to appeal to smaller industrial designers and retailers that would otherwise find the Company's products cost prohibitive.

ModaCAD conducts research and development in a variety of advanced technical areas, including object-oriented technology, specifications and rule-driven technology, as well as evolving imaging technologies. ModaCAD is also developing a series of extensions to traditional scene-based 3D environments that are capable of achieving higher rendering resolution and increased levels of photo-realism.

To date, the Company has designed and developed all of its products internally with the exception of two utility software products offered with the ModaDESIGN system. The Company was principally a product development company with respect to its industrial design and electronic merchandising products until 1993, when the Company developed marketing and product distribution capability. As of December 31, 1997, 42 of the Company's 86 full-time employees were employed in various aspects of research and development activities. The Company's research and development expenditures (other than expenses that are required to be capitalized under FASB 86) totaled $2,217,000 or 66% of revenues in 1996 and $2,828,000 or 64% of revenues in 1997. During such periods, no significant amount of the Company's research and development expenditures was customer sponsored.

Employees

As of December 31, 1997, the Company employed 86 full-time employees, including 27 in sales and marketing, 22 in engineering, 21 in product development, 12 in administration and 4 in customer support services. The Company also employs 9 consultants who work in product development. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain highly qualified personnel. The competition for such personnel in the computer software industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.    Description of Property

The Company is in the process of moving its executive headquarters to a 23,000 square-foot facility in Culver City, California, under a lease that will expire in December 2005 with an option to extend the lease term for ten years. The facility was necessary to accommodate the Company's recent growth in its sales, marketing and engineering personnel. The Company acquired this additional space at commercially reasonable terms. ModaCAD intends to sub-lease its current Los Angeles properties and does not foresee any difficulty in doing so.

Currently, ModaCAD's executive headquarters are located in a 5,100 square-foot facility in Los Angeles, California, under a lease that expires in November 2000. The Company also maintains a second 10,000 square-foot office in Los Angeles for its engineering operations under a lease that expires in June 2002. The Company leases approximately 2,400 square feet in High Point, North Carolina, under a lease that expires in June 1999, for production and customer service activities, directed primarily at electronic merchandising customers and consumer product lines. The Company leases approximately 1,500 square feet in New York primarily for facilitating sales and marketing support activities in the Northeast region under a lease that expires in August 1999. The Company previously maintained a small office in Los Angeles for computerized catalog production under a month-to-month lease which was terminated in May 1997.

The Company anticipates that it may require additional space in High Point in the first half of 1998 to handle the expected increased levels of production and customer support activities. The Company believes it can readily acquire any needed additional space when and as needed on commercially reasonable terms.

Item 3.    Legal Proceedings

           None.


Item 4.    Submission of Matters to a Vote of Security Holders

           None

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Trading Prices of Securities

Prior to November 11, 1997, the Company's common stock and warrants were traded in the NASDAQ SmallCap Market under the trading symbols "MODA" and "MODAW," respectively. On November 11, 1997, the Company's common stock commenced trading in the NASDAQ National Market under the same trading symbol "MODA".
The high and low bid prices for each quarter of 1996 and 1997 for the Company's common stock and warrants are as follows:

                                                            Bid Prices
                                                     High                Low
              Common Stock
              1st Quarter 1996                       6-1/8              4-1/8
              2nd Quarter 1996                      6-11/16             3-3/4
              3rd Quarter 1996                       5-3/4                4
              4th Quarter 1996                       6-1/4              4-1/2
              1st Quarter 1997                        10                5-5/8
              2nd Quarter 1997                      17-5/8              7-3/8
              3rd Quarter 1997                        19               12-5/8
              4th Quarter 1997                      25-5/8             15-1/2

              Warrants
              1st Quarter 1996                       2-1/4              1-3/8
              2nd Quarter 1996                       2-5/8              1-3/8
              3rd Quarter 1996                       2-3/8              1-1/2
              4th Quarter 1996                      2-13/16             1-1/2
              1st Quarter 1997                      4-11/16            1-7/16
              2nd Quarter 1997                      10-3/8              2-1/8
              3rd Quarter 1997                      11-3/4             6-1/16
              4th Quarter 1997                         -                  -

The first quarter 1996 figures above are based on trading prices of the Company's securities on March 29, 1996, the only trading day for the Company's securities in that quarter after the effective date of the Company's SB-2 Registration Statement in connection with the Company's initial public offering ("IPO"). Market prices for the listed warrants were not available after the warrants were deleted from listing in the NASDAQ SmallCap Market at July 30, 1997. Such deletion from listing resulted from warrants being exercised by the warrant holders or redeemed by the Company during the period between June 19, 1997 and July 29, 1997. At December 31, 1997, the Company had approximately 1,700 shareholders of record. The Company did not declare or pay dividends on its common stock during 1996 or 1997 and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 1997, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "1933 Act"):

(a) On August 28, 1997, the Company granted to a non-employee director in consideration for services to the Company a five-year warrant to purchase 2,000 shares of common stock at an exercise price of $17.00 per share. On October 27, 1997, the Company granted to two non-employee directors in consideration for services to the Company ten-year warrants to purchase a total of 4,000 shares of common stock at an exercise price of $17.50 per share.

(b) On November 13, 1997, the Company, in conjunction with entering a software development agreement with Intel Corporation("Intel"), granted Intel a five-year warrant to purchase 126,316 shares of common stock at an exercise price of $19.00 per share.

Exemption from the registration provisions of the 1933 Act for all of the transactions described above is claimed pursuant to Section 4(2) of the 1933 Act and/or Rule 504 of Regulation D promulgated thereunder on the grounds that such transactions did not involve any public offering. The purchasers in such transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates evidencing the securities issued in such transactions. All purchasers either received adequate information about the Company or had access to such information.

In April 1996, the Company completed its initial public offering ("IPO") of securities and received approximately $6,300,000 net proceeds from the offering after paying underwriters' fees and costs associated with the offering as of March 1996. The Company used the net proceeds of that offering approximately as follows:

 Repurchase of the Company's Common Stock                            $  900,000
 Repayment of Principal and Interest of Bridge Loan                     415,000
 Repayment of Short-term Note to the Company's Officers/shareholders    315,000
 Marketing and Distribution of the Company's Products                   300,000
 Payment of Accrued Officer Incentive Compensation                      166,000
 Expansion of Office                                                    102,000
 Costs of Additional Personnel                                          150,000
 Research and Development of the Company's Products (other than 3DHI) 2,554,000
 Research and Development of the 3-D Home Interiors Product             618,000
 Purchase of Equipment                                                  780,000
                                                                     ----------
   Total Proceeds Used                                               $6,300,000
                                                                     ==========

The uses of the proceeds comply with the use of proceeds section of the Company's prospectus dated March 27, 1996 in connection with the Company's IPO with the exception of $618,000 used in research and development of the 3-D Home Interiors product and $780,000 used in purchase of the equipment.

Proceeds used in research and development of the Company's 3-D Home Interiors product increased to approximately $618,000, which is $218,000 over the $400,000 allocated such uses as described in the use of proceeds section of the Company's prospectus. The increase was primarily due to expanded scope of development of the 3-D Home Interiors product beyond its initial specifications to increase features and functionality provided to the users. The expansion caused the company spend additional personnel costs, including in connection with development and production of computerized catalogs relative to the project.

Proceeds used in purchase of equipment increased to approximately $780,000, which is $530,000 over the $250,000 allocated such uses as described in the use of proceeds section of the Company's prospectus. The increase was primarily due to the expansion of the Company's software development. As the number of personnel in the research and development group increased, more computer equipment and software were acquired for their use.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information under "Item 7. Financial Statements" and the Company's financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ materially include the following: (i) unforeseen technical or other obstacles in the development or production of the Company's software products, (ii) customer acceptance of the new, updated or revised versions of the Company's software products, (iii) the Company's ability to produce its products on a cost-effective and timely basis and (iv) factors not directly related to the Company, such as the marketing plans of the Company's 3-D Home Interiors software by the publisher, competitive pressures on pricing, market conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the software, textile, apparel, home furnishings and home design industries in general.

General

The Company was incorporated in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (computer aided design or "CAD" and electronic merchandising products) and consumer.

The Company's CAD software products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photorealistic imagery. The Company's electronic merchandising products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers using the Company's CAD software. During 1997, the Company's revenues generated from sales of its CAD and electronic merchandising products experienced a 39% growth from the previous year.

In 1996, the Company completed its development of the 3-D Home Interiors product and recognized $1,500,000 revenue in connection with the completion of the development of such product. In the second quarter of 1997, the Company commenced receiving royalties from sales of that consumer product by its publisher.

In November 1997, the Company signed an agreement with Intel for the co-development and distribution of interactive software to be used in connection with Intel's Pentium (Registered) II processor. The companies agreed to co-develop an e-commerce solution for fashion retailers and manufacturers using advanced Internet push technology and multimedia enhancements which are intended to enable a rich and personalized end-user shopping experience. In the fourth quarter of 1997, the Company generated a significant portion of its total revenue in 1997 as a result of the fulfillment of certain obligations pursuant to the agreement with Intel.

Results of Operations

The following table sets forth selected items from the Company's statements of operations (in thousands) for the years ended 1997 and 1996 and the percentages that such items bear to net sales:

                                                  Year Ended December 31,
                                        ---------------------------------------
                                                1997                 1996
                                        -------------------  ------------------
Net sales                               $  4,450    100.0%    $  3,370    100.0%
Cost of sales                                 87      1.9          115      3.4
Selling, general and administrative        3,394     76.3        2,338     69.3
Research and development                     172      3.9           78      2.3
Amortization of software development costs   774     17.4          295      8.8
                                        --------    -----    ---------    -----
  Total expenses                           4,427     99.5        2,826     83.8
                                        --------    -----    ---------    -----
Income from operations                        23      0.5          544     16.2
Investment income                            331      7.5          102      3.0
                                        --------    -----    ---------    -----
Net income                              $    354      8.0%    $    646     19.2%
                                        ========    =====    =========    =====

1997 Compared with 1996

Net Sales

Net sales increased $1,080,000, or 32%, to $4,450,000 in 1997 from $3,370,000 in 1996 primarily due to sales increases in the Company's commercial products (electronic merchandising and CAD products) and revenue increases from consumer products, consulting and training services and maintenance fees. However, net sales attributable to hardware sales decreased by $8,000 due to the Company's decision in 1995 to phase out its hardware sales. The Company generated no hardware sales revenue in 1997.

Sales of electronic merchandising software and CAD products increased $646,000, or 39%, to $2,285,000 in 1997 from $1,639,000 in 1996 primarily due to $400,000 of sales revenue generated from two of the Company's new customers in 1997.
The remaining $246,000 increase from 1996 to 1997 represents an overall sales increase from the Company's existing customers.

Revenue generated from consumer products increased net sales by $282,000, or 19%, to $1,802,000 in 1997 from $1,520,000 in 1996 due to $125,000 consumer software development services provided to and $181,000 royalty payments received from the Company's publisher, Broderbund Software ("Broderbund"), in connection with the sales of the Company's 3-D Home Interiors product in 1997. In 1997, $1,500,000 revenue was generated from the Company's fulfillment of certain obligations pursuant to an agreement with Intel in connection with the co-development of consumer software. In 1996, $1,500,000 revenue was attributable to an agreement between the Company and Broderbund of its interior home decorating consumer software products.

The Company received $136,000 in revenue generated from consulting services in 1997 compared to no revenue from consulting services in 1996. Those revenues were attributable to the software consulting services provided to the Company's customers in conjunction with the sales of commercial products and the customer's annual conference meeting.

Training services revenue increased by $15,000, or 28%, to $69,000 in 1997 from $54,000 in 1996 primarily due to the Company's decision to terminate the relationship with an independent contractor and to provide customer training itself. Net sales resulting from products maintenance fees increased $9,000 in 1997 from 1996.

Cost of Sales

Cost of sales decreased $28,000, or 24%, to $87,000 in 1997 from $115,000 in 1996. This decrease is primarily due to a $58,000 decrease in cost of hardware sales, which was offset by a $30,000 increase in the cost of commercial product sales. The decrease in the cost of hardware sales was due to the Company's decision to phase out its hardware sales which historically generated low profit margins. The increase in the cost of commercial product sales reflected the sales increase in commercial products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,056,000, or 45%, to $3,394,000 in 1997 from $2,338,000 in 1996. This increase was primarily due to three factors. First, personnel costs increased $390,000, or 33%, to $1,573,000 in 1997 from $1,183,000 in 1996. The increase in personnel costs resulted from the hiring of additional personnel in late 1996 and 1997 to support the Company's increased operating activities. Second, certain related costs including travel, marketing, telephone and office supplies expenses increased $477,000, or 72%, to $1,143,000 in 1997 from $666,000 in 1996. The increases in the marketing expenses reflect the implementation of the Company's planned expansion into new markets in late 1996 and 1997. Third, professional services including accounting, legal and consulting services increased $264,000, or 148%, to $442,000 in 1997 from $178,000 in 1996. The increase in professional services was primarily due to the Company's increased requirements for these services in 1997 compared to 1996 as a result of the Company's status as a public company and increased business activities in 1997.

Research and Development

The Company incurred $3,000,000 of research and development costs in 1997, of which $2,828,000 was capitalized as software development costs and $172,000 was expensed, compared to $2,217,000 for 1996, of which $2,139,000 was capitalized and $78,000 was expensed. The 35% increase in research and development expenditure from 1996 to 1997 was primarily due to the hiring of additional personnel to perform software programming services in connection with the further development of the Company's commercial and consumer products.

Amortization of Software Development Costs

The amortization of software development costs increased $479,000, or 162%, to $774,000 in 1997 from $295,000 in 1996 as the Company began marketing
(and amortizing development costs associated with) several new versions of software products in 1997.

Investment Income

Investment income increased $229,000, or 225%, to $331,000 in 1997 from $102,000 in 1996 due to the increase in income generated from a money market account in which the unexpended proceeds from the Company's IPO and the proceeds received upon the exercise by warrant holders of the Company's public warrants after notice of redemption made in June 1997 are maintained.

Income Taxes

The Company recorded no provision for income taxes in 1997 and 1996 due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

On June 19, 1997, upon meeting the requisite criteria for redemption of redeemable common stock purchase warrants issued in the Company's IPO (i.e. the closing bid price for the Company's common stock averaged in excess of $7.50 for a period of 20 consecutive trading days ending within 15 days of the notice of redemption), the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As a result of the notification, the warrant holders exercised warrants to purchase 1,609,084 shares of the Company's common stock for an aggregate exercise price of $10,459,046 and the Company redeemed the remaining 916 unexercised warrants for $9.

In connection with loans made to the Company by a third party in December 1995 and January 1996, the Company granted such third-party lender warrants to purchase an aggregate of 200,000 units which warrants had a two-year term, each with an exercise price of $4.00 per unit. Each warrant provided the holder with the right to purchase one unit, comprised of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years beginning March 27, 1996. In 1997, the warrant holder (or its transferees) exercised warrants to purchase 200,000 units for an exercise price of $800,000.
The warrant holder further exercised his redeemable common stock purchase warrants to purchase 200,000 shares of common stock for an exercise price of $1,300,000.

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of Common Stock and one redeemable warrant exercisable to purchase one share of Common Stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280.

The Company's gross accounts receivable balance increased $788,000, or 54%, to $2,243,000 at December 31, 1997, from $1,455,000 at December 31, 1996. This increase was primarily due to a total receivable balance of $843,000 at December 31, 1997, related to the sales generated from six of the Company's major customers in 1997. At December 31, 1997, a $750,000 receivable balance was related to revenue recognized in relation to the Company's fulfillment of certain obligations pursuant to an agreement with Intel in connection with the co-development consumer software. At December 31, 1996, a non-recurring $750,000 receivable balance attributable to an agreement between the Company and Broderbund in connection with its interior home decorating software products. The $750,000 receivable from Borderbund was received in March 1997.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital received from the exercise of warrants as a result of the Company's notice of warrant redemption in June 1997 and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 18 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

Item 7.    Financial Statements

                                 MODACAD, INC.
                              FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

                                                                   MODACAD, INC.
                                                                        CONTENTS
                                                               December 31, 1997
================================================================================

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       23

FINANCIAL STATEMENTS

       Balance Sheet                                                     24

       Statements of Operations                                          25

       Statements of Stockholders' Equity                                26

       Statements of Cash Flows                                        27 - 28

       Notes to Financial Statements                                   29 - 40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
ModaCAD, Inc.

We have audited the accompanying balance sheet of ModaCAD, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ModaCAD, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 2, 1998

                                                                   MODACAD, INC.
                                                                   BALANCE SHEET
                                                               December 31, 1997
================================================================================

                                     ASSETS
Current assets
   Cash and cash equivalents                                      $ 12,419,992
   Accounts receivable,
      net of allowance for doubtful accounts of $81,500              2,161,152
   Prepaid expenses and other current assets                           747,776
                                                                  -------------
                 Total current assets                               15,328,920

Capitalized computer software development costs,
   net of accumulated amortization of $1,149,119                     4,853,560
Furniture and equipment, net (Note 2)                                1,074,604
Investment in and advances to unconsolidated subsidiary (Note 6)        55,324
Other assets                                                            91,648
                                                                  -------------
                     Total assets                                 $ 21,404,056
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses (Note 3)                 $    360,720
   Deferred income                                                     104,281
                                                                  -------------
                 Total current liabilities                             465,001
                                                                  -------------

Commitments (Note 3)

Stockholders' equity (Note 4)
   Common stock, no par value
      15,000,000 shares authorized
      6,022,974 shares issued and outstanding                       25,517,352
   Accumulated deficit                                              (4,578,297)
                                                                  -------------
                 Total stockholders' equity                         20,939,055
                                                                  -------------
                     Total liabilities and stockholders' equity   $ 21,404,056
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
================================================================================



                                                             1997        1996
                                                         ----------- -----------
Net sales (Note 5)                                       $ 4,449,857 $ 3,370,222
                                                         ----------- -----------

Expenses
  Cost of sales                                               87,470     114,854
  Selling, general and administrative                      3,393,765   2,338,227
  Research and development                                   171,769      78,105
  Amortization of capitalized software development costs     774,135     295,465
                                                         ----------- -----------
    Total expenses                                         4,427,139   2,826,701
                                                         ----------- -----------
Income from operations                                        22,718     543,521

Other income
  Other income                                                11,190           -
  Investment income                                          320,367     101,914
                                                         ----------- -----------
    Total other income                                       331,557     101,914

Net income                                               $   354,275 $   645,435
                                                         =========== ===========

Basic earnings per share                                 $      0.07 $      0.20
                                                         =========== ===========
Diluted earnings per share                               $      0.06 $      0.20
                                                         =========== ===========
Weighted average common shares outstanding                 4,800,918   3,247,766
                                                         =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the Years Ended December 31,
================================================================================


                                      Common Stock      Accumulated
                                  Shars      Amount       Deficit      Total
                               ---------- ------------ ------------ ------------
Balance, December 31, 1995     1,418,454  $ 1,618,117  $(5,578,007) $(3,959,890)
Sale of common stock           1,610,000    7,930,728                 7,930,728
Offering cost                              (1,672,984)               (1,672,984)
Conversion of notes payable
  and accrued interest-
  related parties                900,000    4,545,175                 4,545,175
Repurchases of shares           (312,168)    (900,000)                 (900,000)
Stock issued for compensation     12,549       62,744                    62,744
Warrants exercised               236,955        9,125                     9,125
Issueance of warrants for
  services                                      1,000                     1,000
Net income                                                 645,435      645,435
                               ---------- ------------ ------------ ------------
Balance, December 31, 1996     3,865,790   11,593,905   (4,932,572)   6,661,333
Common stock issued for
  Stock options exercised         29,000      149,376                   149,376
  Warrants exercised           2,128,184   13,369,126                13,369,126

Warrant redemption cost                      (167,055)                 (167,055)
Issuance of warrants for
  services                                    572,000                   572,000
Net income                                                 354,275      354,275
                               ---------- ------------ ------------ ------------
Balance, December 31, 1997     6,022,974  $25,517,352  $(4,578,297) $20,939,055
                               ========== ============ ============ ============


   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
================================================================================

                                                             1997        1996
                                                         ----------- -----------
Cash flows from operating activities
  Net income                                             $  354,275  $  645,435
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
        Depreciation                                         65,655      23,859
        Amortization of capitalized software
           development costs                                774,135     295,465
        Provision for loss on accounts receivable            52,000     209,386
        Issuance of warrants for services rendered           12,000       1,000
        (Increase) decrease in
           Accounts receivable                             (870,299) (1,173,611)
           Prepaid expenses and other current assets        (34,343)   (139,463)
           Other assets                                     (69,208)    (10,480)
        Increase (decrease) in
           Accounts payable and accrued expenses            (10,022)    (41,669)
           Deferred income                                   29,501      14,782
                                                          ---------- -----------
   Net cash provided by (used in) operating activities      303,704    (175,296)
                                                          ---------- -----------
Cash flows from investing activities
   Purchase of furniture and equipment                     (616,166)   (617,468)
   Capitalized computer software development cost        (2,682,956) (2,069,104)
                                                         ----------- -----------
   Net cash used in investing activities                 (3,299,122) (2,686,572)
                                                         ----------- -----------
Cash flows from financing activities
   Payments on note payable                                       -    (250,000)
   Payments on officers/stockholders note payable           (75,000)   (200,000)
   Purchase of common stock                                       -    (900,000)
   Sale of common stock                                           -   7,930,728
   Stock options exercised                                  149,376           -
   Warrants exercised                                    13,369,126       9,125
   Offering cost                                                  -  (1,602,246)
   Warrant redemption cost                                 (167,055)          -
                                                         ----------- -----------
   Net cash provided by financing activities             13,276,447   4,987,607
                                                         ----------- -----------

Net increase in cash                                     10,281,029   2,125,739
Cash and cash equivalents, beginning of year              2,138,963      13,224
                                                        ------------ -----------
Cash and cash equivalents, end of year                  $12,419,992  $2,138,963
                                                        ============ ===========


   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                            STATEMENTS OF CASH FLOWS (Continued)
                                                For the Years Ended December 31,
================================================================================

Supplemental disclosures of cash flow information
During the years ended December 31, 1997 and 1996, the Company paid no income taxes and $0 and $14,700, respectively, in interest.

Supplemental schedule of non-cash investing and financing activities
In 1996, the Company converted the note payable - related party principal amount of $3,073,713 and $1,471,462 of accrued interest into 900,000 shares of common stock of the Company, concurrently with the closing of the IPO.

During the year ended December 31, 1996, the Company issued common stock of 12,549 to certain employees for stock awards accrued in prior years. During the year ended December 31, 1997, the Company issued 126,316 warrants valued at $560,000 for development expenses that will be performed in 1998.















   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ModaCAD, Inc. (the "Company") was incorporated in California on February 4, 1988. The Company designs, markets, and supports advanced virtual reality, rendering, and modeling software for industrial design and retail customers primarily in the apparel, textile, home furnishings, and home design industries.

         Cash and Cash Equivalents
         For purpose of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 1997, the cash and cash equivalents included amounts held in a checking and a money market account of approximately $60,000 and $12,360,000, respectively.

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

         Furniture and Equipment
         Furniture and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over an estimated useful life of five years. Maintenance and minor replacements are charged to expenses as incurred. Gains and losses on disposals of furniture and equipment are included in the results of operations.

         Joint Venture Investment and Advances
         The Company has a 40% interest in ModaMAGIC, Inc. ("ModaMAGIC"). ModaMAGIC was formed to produce an interactive, multi-media CD-ROM for the consumer market. As of December 31, 1997, ModaMAGIC had no revenues and is actively marketing its product.

         The Company reports its share of income and losses of ModaMAGIC under the equity method of accounting.

         Revenue Recognition
         The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post contract customer support ("PCS") that is bundled with an initial licensing fee, and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. When a PCS is sold under a separate agreement, the revenue is recognized on a straight-line basis over the life of the PCS agreement, generally twelve months.

         Research and Development Costs
         Research and development costs are charged to expense as incurred. These costs consist primarily of salaries, consulting fees, and direct overhead.

         Income Taxes
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net Income Per Share
         For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated using the methodologies of SFAS No. 128.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Concentrations of Credit Risk
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company sells products on a worldwide basis and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

NOTE 2 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31, 1997 consisted of the following:

               Office equipment                            $    85,097
               Computer equipment and software               1,355,891
               Furniture and fixtures                          166,753
               Leasehold improvements                           89,067
                                                          ------------
                                                             1,696,808
               Less accumulated depreciation                   622,204
                                                          ------------
                   Total                                   $ 1,074,604
                                                          ============

         Depreciation expense for the years ended December 31, 1997 and 1996 was $210,712 and $93,818, respectively, of which $145,047 and $69,959, respectively, were capitalized as software development costs.


NOTE 3 - COMMITMENTS

         Leases
         The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements that expire through November 30, 2000.

         Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 were as follows:

                  Years Ending
                  December 31,
                      1998                                 $    531,181
                      1999                                      577,631
                      2000                                      542,262
                      2001                                      480,396
                      2002                                      437,898
                      Thereafter                              1,317,997
                                                           ------------
                           Total                           $  3,887,365
                                                           ============

         Rent expense for the years ended December 31, 1997 and 1996 was approximately $192,000 and $81,000, respectively, of which $120,000 and $74,000, respectively, were capitalized as software development costs.

         Employment Agreements
         The Company has entered into employment agreements, expiring through December 31, 2002, with certain key officers of the Company. These officers will receive aggregate annual salaries of $300,000. Also, an aggregate bonus of 10% of net income before taxes is payable, not to exceed $300,000; as of December 31, 1997, the Company has accrued approximately $44,000 for these bonuses. In addition, if the market value of the Company's common stock is greater than $10 per share for any 20 consecutive trading days during any fiscal year, the Company will grant options to purchase an aggregate of 100 shares of common stock for each $1,000 of net income before taxes in that fiscal year up to a maximum of 120,000 options over the life of the employment agreements. These options will be exercisable at a price equal to the market value per share as of the date of the grant. During the years ended December 31, 1997 and 1996, 74,454 and 0 options, respectively, were granted related to these agreements.


NOTE 4 - STOCKHOLDERS' EQUITY

         Sale of Common Stock
         In 1996, the Company completed an initial public offering ("IPO") of its common stock. The offering consisted of 1,400,000 units at $5.01 per unit, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. The 1,400,000 warrants have an exercise price of $6.50 per share and expire in March 2001. Also, the Company granted the principal underwriters a 45-day option to purchase up to 210,000 additional units at $5.01 solely for the purpose of covering over-allotment. The underwriters exercised this option on April 25, 1996.

         In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280.

         On June 19, 1997, upon meeting the requisite criteria for redemption of redeemable common stock purchase warrants issued in the Company's 1996 IPO (i.e., the closing bid price for the Company's common stock averaged in excess of $7.50 for a period of twenty consecutive trading days ending within fifteen days of the notice of redemption), the Company notified the holders of the publicly traded warrants that it intended to redeem any unexercised warrants outstanding on July 29, 1997. As a result of the notification, the warrant holders exercised warrants to purchase 1,609,084 shares of the Company's common stock for an aggregate exercise price of $10,459,046, and the Company redeemed the remaining 916 unexercised warrants for $9.

         In connection with loans made to the Company by a third party in December 1995 and January 1996, the Company granted such third-party lender warrants to purchase an aggregate of 200,000 units which warrants had a two-year term, each with an exercise price of $4.00 per unit. Each warrant provided the holder with the right to purchase one unit, comprised of one share of the Company's common stock and one redeemable warrant exercisable to purchase one share of common stock at a price of $6.50 per share for a period of five years beginning March 27, 1996. In 1997, the warrant holder exercised warrants to purchase 200,000 units for an exercise price of $800,000. The warrant holder further exercised his redeemable common stock purchase warrants to purchase 200,000 shares of common stock for an exercise price of $1,300,000.

         Repurchase of Shares
         In connection with the IPO by the Company, the Company repurchased from a stockholder 312,168 shares of common stock for $900,000.

         Stock Split
         In connection with the IPO by the Company, the Board of Directors and stockholders of the Company approved in December 1995, a .2596772 for one reverse stock split of its outstanding common stock. In addition, the number of authorized shares of common stock was increased to 15,000,000 shares. All per share data presented has been retroactively restated to show the effects of this stock split.

         Shares Issued for Services
         During 1996, the Company issued 12,549 shares of common stock to employees of the Company for employee stock awards accrued for in prior years. The value of the compensation was based on the price of the Company's stock on the date the stock awards were quoted.

         Warrants
         In December 1996, the Company issued 250,000 common stock purchase warrants to an outside consultant that are exercisable at a price of $5.00 per share, expiring in December 1999. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. For the years ended December 31, 1997 and 1996, the Company has recognized $12,000 and $1,000, respectively, of consulting expense related to these warrants. As of December 31, 1997, these warrants have not been exercised.

         In 1997, the Company entered into a distribution and development agreement. Under the agreement, the Company has issued 126,316 warrants to purchase its common stock at an exercise price of $19.00 for services to be provided to the Company under this agreement. In accordance with SFAS No. 123, the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. As of December 31, 1997, the Company has recorded a prepaid expense of $560,000 for the services to be rendered to the Company in 1998.

         Stock Option Plan
         In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options under the Plan from 300,000 to 750,000 shares. As of December 31, 1997, the Company had granted options to purchase a total of 487,000 shares of common stock to employees with exercise prices ranging from $4.6875 to $16.25 per share.

         The Company has adopted only the disclosure provisions of SFAS No.
         123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                        For the Years Ended
                                                           December 31,
                                              ---------------------------------
                                                    1997              1996
                                              --------------     --------------
                Net income (loss)
                    As reported                $    354,275       $    645,435
                                               ============       ============
                    Pro form                   $ (1,365,274)      $    327,435
                                               ============       ============

                Basic earnings (loss) per common share

                    As reported                $       0.07       $       0.20
                                               ============       ============
                    Pro forma                  $      (0.28)      $       0.10
                                               ============       ============

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996: dividend yields of 0% and 0%, respectively; expected volatility of 65% and 45%, respectively; risk-free interest rates of 5.7% and 7%, respectively; and expected life of 4.1 and 7.2 years, respectively. The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was as follows:

                                                               1997      1996
                                                            --------- ---------
           Exercise price exceeds grant date market price    $ 7.55    $      -
           Exercise price equal to grant date market price   $ 4.23    $   2.88
           Exercise price less than grant date market price  $ 9.76    $      -

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

         The following summarizes the stock options transactions under the stock option plan:


                                               Weighted-               Weighted-
                                                Average                 Average
                                Stock Options  Exercise      Other     Exercise
                                Outstanding      Price     Warrants      Price
                                ------------- ----------- ----------- ----------
           Balance, December 31,
             1995                          -     $     -           -    $     -
               Granted               204,000     $  4.96   2,202,000    $  6.07
                                -------------              ----------

           Balance, December 31,
             1996                    204,000     $  4.96   2,202,000    $  6.07
               Granted               733,454     $ 16.29     420,616    $ 10.95
               Exercised             (29,000)    $  5.15  (2,128,184)   $  6.28
               Canceled                    -     $     -        (916)   $  6.50
                                -------------              ----------

           Outstanding, December
            31, 1997                 908,454     $ 14.10     493,516    $  9.31
                                =============              ==========

           Exercisable, December
            31, 1996                  84,000     $  4.91
                                =============
           Exercisable, December
            31, 1997                 371,854     $ 11.74     493,516
                                =============              ==========

         The weighted average remaining contractual lives of the options and warrants are 7.52 and 2.84, respectively, at December 31, 1997.

NOTE 5 - SALES

         Major Customers
         During the year ended December 31, 1997, the Company did business with one customer whose sales comprised approximately 34% of net sales.

         During the year ended December 31, 1996, the Company did business with two customers whose sales comprised approximately 45% and 12%, respectively, of net sales.

         Export Sales
         For the year ended December 31, 1997, the Company had export sales of approximately $957,000 principally comprised of $761,000 in Europe, $91,000 in Asia, and $105,000 in other geographic regions.

         For the year ended December 31, 1996, the Company had export sales of approximately $510,000 principally comprised of $398,000 in Europe, $54,000 in Asia, and $58,000 in other geographic regions.


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company has an agreement to provide computer programming services to ModaMAGIC which is billed at cost. For both of the years ended December 31, 1997 and 1996, the Company billed $0 in services.

         In 1996, the Company converted the note payable - related party principal amount of $3,073,713 and accrued interest of $1,471,462 into 900,000 shares of common stock of the Company, concurrently with the closing of the IPO.


NOTE 7 - PROFIT SHARING

         In 1996, the Company adopted the ModaCAD 401(k) Plan (the "Plan").
         The Plan is available to substantially all employees who meet length and service requirements. On September 1, 1996, all permanent and full-time employees of the Company became participants. Participants may elect to contribute not less than 3% and no more than 15% of their annual compensation. The Plan has a Company discretionary profit sharing provision which the Company, for years with income before taxes, will contribute from 0% to 5% of income before taxes. The amount of the profit sharing contribution will be determined each year by the Company. For the years ended December 31, 1997 and 1996, employer contributions under the Plan were approximately $22,000 and $34,000, respectively.

NOTE 8 - INCOME TAXES

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                  December 31,
                                                                --------------
                                                                 1997    1996
                                                                -----   -----
            Income tax computed at federal statutory tax rate    34.0%   34.0%
            State taxes  (net of federal benefit)                 6.3     6.3
            Utilization of net operating loss carryforwards     (40.3)  (40.3)
                                                                -----   -----
                 Total                                              -%      -%
                                                                =====   =====

         As of December 31, 1997, the Company has federal net operating loss carryforwards of approximately $3,497,000 which expire through 2012.

         Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

            Deferred tax assets
               Net operating loss carryforwards                    $ 1,290,686
               Capitalized research and development cost for tax       111,992
               Research credits                                        565,820
               Other                                                    81,456
                                                                   -----------
                                                                     2,049,954
            Valuation allowance for deferred tax assets             (1,828,335)
                                                                   -----------
                                                                       221,619
            Deferred tax liabilities
               Furniture and equip                                     (85,712)
               Deferred state taxe                                    (135,907)
                                                                   -----------
                   Net deferred tax asset                          $         -
                                                                   ===========

         At December 31, 1997, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

         The net change in the valuation allowance for the year ended December 31, 1997 was a decrease of $96,665.

NOTE 9 - EARNINGS PER SHARE

         Earnings per share for the year ended December 31, 1997 is as follows:

                                                Income       Shares    Per Share
                                             (Numerator) (Denominator)   Amount
                                             ----------- ------------- ---------
             Basic EPS
                 Income available to common
                      stockholders           $  354,275    4,800,918    $  0.07

             Effect of dilutive securities
                 Options and warrants                 -      706,664
                                             ----------    ---------

             Diluted EPS
                 Income available to common
                      stockholders plus
                      assumed conversions    $  354,275     5,507,582   $  0.06

                                             ==========    ==========

Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

           None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 1998 (the "Proxy Statement"), entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management-Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

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

Item 13.   Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  3.1    Amended and Restated Articles of Incorporation(1)
                  3.2    Bylaws of Registrant, as amended(1)
                  *4.1 Warrant dated as of November 13, 1997 issued to Intel Corporation(2)
                  10.1 Facilities lease dated November 6, 1997 between Sepulveda Group, LLC, as lessor, and Registrant, as lessee(2)
                  *10.2 Development Agreement between the Registrant and Intel Corporation dated November 12, 1997(2)
                  23.1   Consent of Singer, Lewak, Greenbaum & Goldstein,
                         L.L.P.(2)
                  27.1   Financial Data Schedule (2)

           (b)    Reports on Form 8-K

                  None


* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934.


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ModaCAD, INC.


Date:  March 18, 1998                  By:   /s/  JOYCE FREEDMAN
                                       -------------------------
                                       Joyce Freedman
                                       Chairman of the Board and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/  JOYCE FREEDMAN         Chairman of the Board and         March 18, 1998
------------------------     Chief Executive Officer         -----------------
      Joyce Freedman                                                Date


/s/  MAURIZIO VECCHIONE      President,                        March 18, 1998
------------------------     Chief Operating Officer and     -----------------
     Maurizio Vecchione      Director                               Date


/s/  LEE FREEDMAN            Vice President, Finance,          March 18, 1998
------------------------     Chief Financial Officer and     -----------------
     Lee Freedman            Director                               Date


/s/  ANDREA VECCHIONE        Secretary and Director            March 18, 1998
------------------------                                     -----------------
     Andrea Vecchione                                               Date


/s/  STEPHEN WYLE            Director                          March 18, 1998
------------------------                                     -----------------
     Stephen Wyle                                                   Date


/s/  PETER FRANK             Director                          March 18, 1998
------------------------                                     -----------------
     Peter Frank                                                    Date


/s/  LESLIE SALESON          Director                          March 18, 1998
------------------------                                     -----------------
     Leslie Saleson                                                  Date


                                 EXHIBIT INDEX

                                                                  Sequentially
 Exhibit Number                   Description                     Numbered Page
---------------   ----------------------------------------------  -------------
      3.1         Amended and Restated Articles of
                  Incorporation(1)
      3.2         Bylaws of Registrant, as amended(1)
      *4.1        Warrant dated as of November 13, 1997 issued
                  to Intel Corporation(2)
      10.1        Facilities lease dated November 6, 1997 between
                  Sepulveda Group, LLC, as lessor, and Registrant,
                  as lessee(2)
      *10.2       Development Agreement between the Registrant and
                  Intel Corporation dated November 12, 1997(2)
      23.1        Consent of Singer, Lewak, Greenbaum & Goldstein,
                  L.L.P.(2)
      27.1        Financial Data Schedule(2)



* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934.


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.