Form 10QSB
period 1998-03-31
MODACAD INC
filed 1998-05-15
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                                        OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

Commission file number 0-28088


                                 MODACAD, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            California                                  95-4145930
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

    3861 Sepulveda Blvd., Culver City                       90230
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                  (310) 751-2100
                           ---------------------------
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

The number of shares outstanding of the registrant's common stock, as of May 15, 1998, was 6,071,974.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                                  BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $ 11,296,892
   Accounts receivable,
      net of allowance for doubtful accounts of $87,500              2,661,491
   Inventories                                                          12,600
   Prepaid expenses and other current assets                           490,406
                                                                  -------------
                 Total current assets                               14,461,389

Capitalized computer software development costs,
   net of accumulated amortization of $1,393,645                     4,879,703
Furniture and equipment, net (Note 2)                                1,567,010
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            95,448
                                                                  -------------
                                                                  $ 21,058,874
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $  1,019,116
   Deferred income                                                     821,806
                                                                  -------------
                 Total current liabilities                           1,840,922
                                                                  -------------

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 6,062,974 (Note 3)                     25,722,352
   Accumulated deficit                                              (6,504,400)
                                                                  -------------
                 Total stockholders' equity                         19,217,952
                                                                  -------------
                                                                  $ 21,058,874
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1998           1997
                                                     -----------    -----------
Net sales                                            $   964,253     $  595,890
                                                     ------------    -----------

Cost of sales                                              7,946         20,311
Selling, general and administrative                    1,545,472        584,866
Research and development                               1,215,294         24,878
Amortization of capitalized software
   development costs                                     244,526        167,953
                                                     ------------    -----------
                 Total expenses                        3,013,238        798,008
                                                     ------------    -----------
Loss from operations                                  (2,048,985)      (202,118)
Investment income                                        122,882         19,525
                                                     ------------    -----------
Net loss                                             $(1,926,103)    $ (182,593)
                                                     ============    ===========

Basic loss per share (Note 4)                        $     (0.32)    $    (0.05)
                                                     ============    ===========

Diluted loss per share (Note 4)                      $     (0.32)    $    (0.05)
                                                     ============    ===========

Weighted average common shares outstanding             6,049,085      3,875,068
                                                     ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                          $(1,926,103)   $  (182,593)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                     73,371          9,682
        Amortization of capitalized software
           development costs                            244,526        167,953
        Provision for loss on accounts receivable         6,000          6,000
        Issuance of warrants for services rendered        3,000          3,000
        (Increase) decrease in:
           Accounts receivable                         (506,339)       617,221
           Inventories                                    2,963          2,775
           Prepaid expenses and other current assets    241,807         18,493
           Other assets                                  (3,800)         2,400
        Increase (decrease) in:
           Accounts payable and accrued expenses        658,396        (15,369)
           Deferred income                              717,525         22,688
                                                     -----------    -----------
   Net cash provided by(used in) operating activities  (488,654)       652,250
                                                     -----------    -----------
Cash flows from investing activities:
   Purchase of furniture and equipment                 (573,170)       (72,833)
   Capitalized computer software development cost      (263,276)      (663,009)
                                                     -----------    -----------
   Net cash used in investing activities               (836,446)      (735,842)
                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock               202,000        110,000
                                                     -----------    -----------
   Net cash provided by financing activities            202,000        110,000
                                                     -----------    -----------

Net increase (decrease) in cash                      (1,123,100)        26,408
Cash, beginning of period                            12,419,992      2,138,963
                                                    ------------   ------------
Cash, end of period                                 $11,296,892    $ 2,165,371
                                                    ============   ============

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $   13,263      $     800
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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Furniture and fixtures            $   226,269
     Office equipment                      171,339
     Computer equipment and software     1,517,991
     Leasehold improvements                354,380
                                       ------------
                                       $ 2,269,979
     Less: Accumulated depreciation        702,969
                                       ------------
                                       $ 1,567,010
                                       ============


Note 3: STOCKHOLDERS' EQUITY

Warrants

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. As of March 31, 1998, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants. 30,800 of 88,300 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

In December 1996, the Company issued to an outside consultant, for services provided to the Company, 250,000 common stock purchase warrants, expiring in December 1999, at an exercise price of $5.00 per share. As of March 31, 1998, these warrants have not been exercised.

In November 1997, the Company issued to its project co-developer, for services to be provided to the Company, 126,316 common stock purchase warrants, expiring in November 2002, at an exercise price of $19.00 per share. As of March 31, 1998, these warrants have not been exercised.

                                 ModaCAD, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3: STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options under the Plan from 300,000 to 750,000 shares. As of March 31, 1998, 69,000 shares had been issued upon the exercise of options granted under the Plan, 899,455 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.6875 to $20.0625 per share, and no shares remained available for additional option grants under the Plan. As of March 31, 1998, additional options to purchase an aggregate of 149,445 shares of the Company's common stock were granted by the board of directors under the Plan subject to approval by the Company's shareholders, at the 1998 annual meeting scheduled to be held on June 5, 1998.

Note 4: NET LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Loss per share for the first quarter of 1997 has been restated using the methodologies of SFAS No. 128.

Note 5: SUBSEQUENT EVENTS

Employment Agreements

In April 1998, the Company entered into new employment agreements effective January 1, 1998 with Ms. Freedman, as Chairman of the Board and Chief Executive Officer, and Mr. Vecchione, as President and Chief Operating Officer, which have terms expiring December 31, 2005. The employment agreements each provide for an annual salary of $200,000, a signing bonus of $100,000 and a monthly automobile allowance of $600. Each employment agreement further provides for an annual performance bonus payable for each calendar year during the term of the agreement, in an amount to be determined by the Compensation Committee of the Board. In addition, in connection with the new employment agreements, the Company granted to Ms. Freedman and Mr. Vecchione each a five-year option to purchase 200,000 shares of Common Stock, subject to approval by the Company's shareholders at the 1998 annual meeting. Such options vest and become exercisable as follows: if the closing sale price of the Company's Common Stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employment agreement, options to purchase 50 shares of Common Stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

The Company is in the business of developing, marketing and supporting software products based on its proprietary modeling and rendering technology for use in industrial design applications including the apparel, textile and home furnishings industries and as used in consumer software products. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: commercial (computer aided design or "CAD" and electronic merchandising products) and consumer.

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

To develop a consumer product line, the Company signed an agreement with Intel Corporation in November 1997 for the co-development and distribution of interactive software to be used in connection with Intel's Pentium (R) II processor. The companies agreed to co-develop an e-commerce solution for fashion retailers and manufacturers using advanced Internet push technology and multimedia enhancements which are intended to enable a rich and personalized end-user shopping experience.


RESULTS OF OPERATIONS

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                                Three Months Ended March 31,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
Net sales                                    $  964   100.0%    $  596   100.0%
Cost of sales                                     8     0.8         20     3.4
Selling, general and administrative           1,545   160.3        585    98.1
Research and development                      1,215   126.1         25     4.2
Amortization of software development costs      245    25.4        168    28.2
                                             -------  ------    -------  ------
 Total expenses                               3,013   312.6        798   133.9
                                             -------  ------    -------  ------
Loss from operations                         (2,049) (216.6)      (202)  (33.9)
Investment income                               123    12.8         20     3.4
                                             -------  ------    -------  ------
 Net loss                                   $(1,926) (119.8%)    $(182)  (30.5%)
                                             =======  ======    =======  ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Sales

Net sales increased $368,000, or 62%, to $964,000 in the first quarter of 1998 from $596,000 in the first quarter of 1997 due to $603,000 revenue increases from the Company's consumer products, training services and maintenance fees less $235,000 sales decreases in the Company's commercial products (electronic merchandising and CAD products) and revenue decrease from consulting services.

Sales of commercial products decreased $196,000, or 39%, to $306,000 in the first quarter of 1998 from $502,000 in the first quarter of 1997 primarily due to the fact that the Company's sales force was focused on developing a new commercial product market channel. No revenue was generated from this new commercial product market as it was in the launching stage.

The Company generated $591,000 in the first quarter of 1998 from its consumer products in connection with the Company's newly developing e-commerce project. No such revenue was generated in the first quarter of 1997 as the Company commenced developing this project in late 1997.

Consulting services decreased $39,000, or 98%, to $1,000 in the first quarter of 1998 from $40,000 in the first quarter of 1997 primarily due to a $40,000 revenue generated from one of the Company's major customers in connection with its purchase of the Company's commercial product in the first quarter of 1997. No such revenue was generated in the first quarter of 1998.

Training services increased by $7,000, or 47%, to $22,000 in the first quarter of 1998 from $15,000 in the first quarter of 1997 due primarily to the Company's decision to terminate the relationship with an independent contractor and to provide customer training itself. Net sales resulting from products maintenance fees increased $5,000 in the first quarter of 1998 from the first quarter of 1997.

Cost of Sales

Cost of sales decreased $12,000, or 60%, to $8,000 in the first quarter of 1998 from $20,000 in the first quarter of 1997. This decrease reflected the sales decrease in commercial products as no cost of sales incurred for the consumer products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $960,000, or 164%, to $1,545,000 in the first quarter of 1998 from $585,000 in the first quarter of 1997. Personnel costs increased $582,000, or 208%, to $862,000 in the first quarter of 1998 from $280,000 in the first quarter of 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 to support the Company's increased operating activities. Additionally, certain related costs including travel, marketing, telephone and office supplies expenses increased $235,000, or 115%, to $440,000 in the first quarter of 1998 from $205,000 in the first quarter of 1997. Also, professional services including accounting, legal and consulting services increased $94,000, or 154%, to $155,000 in the first quarter of 1998 from $61,000 in the first quarter of 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in the first quarter of 1998 compared to the first quarter of 1997 resulting from the Company's increased operating activities.

Research and Development

The Company incurred $1,486,000 of research and development costs during the first quarter of 1998, of which $271,000 was capitalized as software development costs and $1,215,000 was expensed, compared to $720,000 for the first quarter of 1997, of which $695,000 was capitalized and $25,000 was expensed. The 106% increase in research and development expenditures from the first quarter of 1997 to the first quarter of 1998 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products. A lower percentage of research and development expenditures was capitalized in the first quarter of 1998 as compared to the first quarter of 1997 due primarily to the Company completing two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of these two major projects was capitalized as software development costs.

Amortization of Software Development Costs

The amortization of software development costs increased $77,000, or 46%, to $245,000 in the first quarter of 1998 from $168,000 in the first quarter of 1997 as the Company began marketing (and amortizing development costs associated with) several new versions of software products in 1997.

Investment Income

Investment income increased $103,000, or 515%, to $123,000 in the first quarter of 1998 from $20,000 in the first quarter of 1997 due to the increase in income generated from a money market account in which the unexpended proceeds from the Company's IPO and the proceeds received upon the exercise by warrant holders of the Company's public warrants after notice of redemption made in June 1997 are maintained.

Income Taxes

The Company recorded no provision for income taxes in both the first quarters of 1998 and 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable balance increased $506,000, or 23%, to $2,749,000 at March 31, 1998 from $2,243,000 at December 31, 1997. This increase was primarily due to a total receivable balance of $1,224,000 at March 31, 1998, related to the revenues generated from the Company's consumer products in the first quarter of 1998. However, a $750,000 receivable balance at December 31, 1997 attributable to an agreement between the Company and Intel in connection with the co-development consumer software was collected in February 1998.

During the first quarter of 1998, two of the Company's employees exercised their stock options to purchase a total of 40,000 shares of the Company's common stock for $202,0000.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital received from the exercise of warrants as a result of the Company's notice of warrant redemption in June 1997 and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 15 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

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


                                               ModaCAD, INC.


Date:  May 15, 1998                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        27.1          Financial Data Schedule.1




--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.