Form 10QSB
period 1998-06-30
MODACAD INC
filed 1998-08-05
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                                                                       ---   ---

The number of outstanding shares of the registrant's common stock, as of August 5, 1998, was 6,109,374.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                                  BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $ 10,857,824
   Accounts receivable,
      net of allowance for doubtful accounts of $493,575             3,075,520
   Inventories                                                          12,000
   Prepaid expenses and other current assets                           351,319
                                                                  -------------
                 Total current assets                               14,296,663

Capitalized computer software development costs,
   net of accumulated amortization of $1,957,860                     4,537,613
Furniture and equipment, net (Note 2)                                1,712,745
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            94,648
                                                                  -------------
                                                                  $ 20,696,993
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    748,788
   Deferred income                                                     360,551
                                                                  -------------
                 Total current liabilities                           1,109,339
                                                                  -------------

Commitment (Note 3)

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 6,098,374 (Note 4)                     25,988,315
   Accumulated deficit                                              (6,400,661)
                                                                  -------------
                 Total stockholders' equity                         19,587,654
                                                                  -------------
                                                                  $ 20,696,993
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                     1998       1997       1998       1997
                                 ----------- ----------- ---------- -----------
Net sales                        $3,630,487  $1,132,522  $ 4,594,740 $1,728,412
                                 ----------- ----------- ----------- -----------

Cost of sales                         9,553      35,452       17,499     55,763
Selling, general & administrative 1,822,523     890,072    3,367,995  1,474,938
Research and development          1,259,851      22,198    2,475,145     47,076
Amortization of capitalized
    software development costs      564,215     167,953      808,742    335,906
                                 ----------- ----------- ----------- -----------
                 Total expenses   3,656,142   1,115,675    6,669,381  1,913,683
                                 ----------- ----------- ----------- -----------
Income (loss) from operations       (25,655)     16,847   (2,074,641)  (185,271)
Investment income                   129,394      20,012      252,277     39,537
                                 ----------- ----------- ----------- -----------
Net income (loss)                $  103,739  $   36,859  $(1,822,364)$ (145,734)
                                 =========== =========== =========== ===========
Basic income (loss)
    per share (Note 5)           $     0.02  $     0.01  $     (0.30)$    (0.04)
                                 =========== =========== =========== ===========

Diluted income (loss)
    per share (Note 5)           $     0.02  $     0.01  $     (0.30)$    (0.04)
                                 =========== =========== =========== ===========
Weighted average
    common shares outstanding     6,076,361   5,065,435    6,062,798  4,735,222
                                 =========== =========== =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         1998           1997
                                                     ------------   ------------
Cash flows from operating activities:
  Net loss                                           $(1,822,364)    $ (145,734)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                     171,735         23,328
        Amortization of capitalized software
           development costs                             808,742        335,906
        Provision for loss an accounts receivable        412,075         12,000
        Issuance of warrants for services rendered         5,000          6,000
        (Increase) decrease in:
           Accounts receivable                        (1,326,443)       242,217
           Inventories                                     3,563          5,475
           Prepaid expenses and other current assets     380,894        (47,790)
           Other assets                                   (3,000)       (12,237)
        Increase (decrease) in:
           Accounts payable and accrued expenses         388,068         84,542
           Deferred income                               256,270         20,891
                                                     ------------   ------------
   Net cash provided by (used in) operating activities  (725,460)       524,598
                                                     ------------   ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                  (827,047)      (258,711)
   Capitalized computer software development cost       (475,624)    (1,288,580)
                                                     ------------   ------------
   Net cash used in investing activities              (1,302,671)    (1,547,291)
                                                     ------------   ------------

Cash flows from financing activities:
   Repayment of borrowings from officers/stockholders          0        (75,000)
   Proceeds from issuance of common stock and warrants   465,963        968,513
                                                     ------------   ------------
   Net cash provided by financing activities             465,963        893,513
                                                     ------------   ------------

Net decrease in cash                                  (1,562,168)      (129,180)
Cash, beginning of period                             12,419,992      2,138,963
                                                     ------------   ------------
Cash, end of period                                  $10,857,824     $2,009,783
                                                     ============   ============

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $   13,263     $      800
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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Furniture and fixtures            $   245,919
     Office equipment                      174,544
     Computer equipment and software     1,742,786
     Leasehold improvements                360,606
                                       ------------
                                       $ 2,523,855
     Less: Accumulated depreciation        811,110
                                       ------------
                                       $ 1,712,745
                                       ============

Note 3: COMMITMENT

Employment Agreements

In April 1998, the Company entered into new employment agreements effective January 1, 1998 with Ms. Freedman, as Chairman of the Board and Chief Executive Officer, and Mr. Vecchione, as President and Chief Operating Officer, which have terms expiring December 31, 2005. The employment agreements each provide for an annual salary of $200,000, a signing bonus of $100,000 and a monthly automobile allowance of $600. Each employment agreement further provides for an annual performance bonus payable for each calendar year during the term of the agreement, in an amount to be determined by the Compensation Committee of the Board. In addition, in connection with the new employment agreements, the Company granted to Ms. Freedman and Mr. Vecchione each a five-year option to purchase up to 200,000 shares of Common Stock, subject to approval by the Company's shareholders at the 1998 annual meeting. Such options vest and become exercisable as follows: if the closing sale price of the Company's Common Stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employment agreement, options to purchase 50 shares of Common Stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date.

                                  ModaCAD, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: STOCKHOLDERS' EQUITY

Warrants

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. As of June 30, 1998, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 114,700 shares of the Company's common stock and 114,700 redeemable common stock purchase warrants. Additionally, 30,800 of 114,700 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

In December 1996, the Company issued to an outside consultant, for services provided to the Company, 250,000 common stock purchase warrants, expiring in December 1999, at an exercise price of $5.00 per share. As of June 30, 1998, these warrants have not been exercised.

In November 1997, the Company issued to its project co-developer, for services to be provided to the Company, 126,316 common stock purchase warrants, expiring in November 2002, at an exercise price of $19.00 per share. As of June 30, 1998, these warrants have not been exercised.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In April 1998, the Plan was further amended, contingent upon receipt of shareholder approval which was received in June 1998, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. As of June 30, 1998, 78,000 shares had been issued upon the exercise of options granted under the Plan, 1,535,454 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.6875 to $20.0625 per share and 36,546 shares remained available for additional option grants under the Plan.

Note 5: NET INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed similarly to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Income per share for the first quarter of 1997 and loss per share for the first six months of 1997 have been restated using the methodologies of SFAS No. 128.

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

Results Of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                Three  Months Ended June 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
Net sales                                    $3,631   100.0%    $1,133   100.0%
Cost of sales                                    10     0.3         36     3.2
Selling, general and administrative           1,823    50.2        890    78.6
Research and development                      1,259    34.7         22     1.9
Amortization of software development costs      564    15.5        168    14.8
                                             -------  ------    -------  ------
 Total expenses                               3,656   100.7      1,116    98.5
                                             -------  ------    -------  ------
Income (Loss) from operations                   (25)   (0.7)        17     1.5
Investment income                               129     3.6         20     1.8
                                             -------  ------    -------  ------
 Net income                                  $  104     2.9%    $   37     3.3%
                                             =======  ======    =======  ======

Net Sales

Net sales increased $2,498,000, or 220%, to $3,631,000 in the second quarter of 1998 from $1,133,000 in the second quarter of 1997 primarily due to $2,978,000 revenue increases from the Company's consumer products and maintenance fees offset by a $480,000 sales decrease in the Company's commercial products (electronic merchandising and CAD products) and revenue decreases from consulting and training services.

Sales of commercial products decreased $442,000, or 43%, to $588,000 in the second quarter of 1998 from $1,030,000 in the second quarter of 1997 primarily due to $400,000 foreign sales generated from two of the Company's major customers in Europe in the second quarter of 1997. Such sales were not repeated in the second quarter of 1998.

Revenue generated from consumer products increased $2,943,000 or 42,043%, to $2,950,000 in the second quarter of 1998 from $7,000 in the second quarter of 1997 primarily due to $1,980,000 of revenue generated from license of the Company's 3-D Home Interiors product to its publisher and $970,000 of revenue generated in connection with the Company's newly developing e-commerce project in the second quarter of 1998.

Consulting services decreased $25,000 in second quarter of 1998 from the second quarter of 1997 due to the fact that the Company received $25,000 in revenue generated from consulting services in the second quarter of 1997 compared to no revenue from consulting services in the second quarter of 1998.

Training services decreased by $13,000, or 65%, to $7,000 in the second quarter of 1998 from $20,000 in the second quarter of 1997. This decrease reflected the sales decrease in the Company's commercial products. Net sales resulting from product maintenance fees increased $35,000 in the second quarter of 1998 from the second quarter of 1997.

Cost of Sales

Cost of sales decreased $26,000, or 72%, to $10,000 in the second quarter of 1998 from $36,000 in the second quarter of 1997. This decrease reflected the sales decrease in commercial products as no cost of sales was incurred for the consumer products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $933,000, or 105%, to $1,823,000 in the second quarter of 1998 from $890,000 in the second quarter of 1997. Personnel costs increased $349,000, or 97%, to $710,000 in the second quarter of 1998 from $361,000 in the second quarter of 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 to support the Company's increased operating activities. Additionally, certain related costs including travel, marketing, telephone and office supplies expenses increased $62,000, or 19%, to $392,000 in the second quarter of 1998 from $330,000 in the second quarter of 1997. Also, professional services including accounting, legal and consulting services increased $54,000, or 36%, to $203,000 in the second quarter of 1998 from $149,000 in the second quarter of 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in the second quarter of 1998 compared to the second quarter of 1997 resulting from the Company's increased operating activities. Further, rent and lease expense increased $45,000, or 264%, to $62,000 in the second quarter of 1998 from $17,000 in the second quarter of 1997 resulting from the Company's relocation to a larger facility building in March, 1998. Finally, bad debt expense increased $400,000, or 6,667%, to $406,000 in the second quarter of 1998 from $6,000 in the second quarter of 1997 resulting from additional bad debt reserve of $402,000 made in the second quarter of 1998. This additional reserve was made due to the Company's increasing sales volume and accounts receivable and its review of certain specific accounts.

Research and Development

The Company incurred $1,481,000 of research and development costs during the second quarter of 1998, of which $222,000 was capitalized as software development costs and $1,259,000 was expensed, compared to $682,000 for the second quarter of 1997, of which $660,000 was capitalized and $22,000 was expensed. The 117% increase in research and development expenditures from the second quarter of 1997 to the second quarter of 1998 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products. A lower percentage of research and development expenditures was capitalized in the second quarter of 1998 as compared to the second quarter of 1997 due primarily to the Company completing two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of these two major projects was capitalized as software development costs.

Amortization of Software Development Costs

The amortization of software development costs increased $396,000, or 236%, to $564,000 in the second quarter of 1998 from $168,000 in the second quarter of 1997 as the Company began marketing (and amortizing development costs associated with) several new versions of software products in 1997 and a $341,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of the product's license to the Company's publisher in the second quarter of 1998.

Investment Income

Investment income increased $109,000, or 545%, to $129,000 in the second quarter of 1998 from $20,000 in the second quarter of 1997 due to the increase in income generated from a money market account in which the proceeds received upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997 are maintained.

Income Taxes

The Company recorded no provision for income taxes in either the second quarter of 1998 or the second quarter of 1997 due to the utilization of net operating loss carryforwards.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                  Six  Months Ended June 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
Net sales                                   $ 4,595    100.0%    $1,729   100.0%
Cost of sales                                    17      0.4         56     3.2
Selling, general and administrative           3,368     73.3      1,475    85.4
Research and development                      2,475     53.9         47     2.7
Amortization of software development costs      809     17.6        336    19.4
                                            -------   ------    -------  ------
 Total expenses                               6,669    145.2      1,914   110.7
                                            -------   ------    -------  ------
Loss from operations                         (2,074)   (45.2)      (185)  (10.7)
Investment income                               252      5.5         40     2.3
                                            -------   ------    -------  ------
 Net loss                                   $(1,822)  (39.7%)   $ (145)   (8.4%)
                                            =======   ======    =======  ======

Net Sales

Net sales increased $2,866,000, or 166%, to $4,595,000 in the first six months of 1998 from $1,729,000 in the comparable period of 1997 due to $3,574,000 revenue increases from the Company's consumer products and maintenance fees offset by a $708,000 sales decrease in the Company's commercial products (electronic merchandising and CAD products) and revenue decreases from consulting and training services.

Sales of commercial products decreased $638,000, or 42%, to $894,000 in the first six months of 1998 from $1,532,000 in the first six months of 1997 primarily due to the fact that the Company's sales force was focused on developing a new commercial product market channel and no revenue was generated from this new commercial product market as it was in the launching stage in the first quarter of 1998. Also, $400,000 foreign sales generated from two of the Company's major customers in Europe in the second quarter of 1997. Such sales were not repeated in the second quarter of 1998.

Revenue generated from consumer products increased $3,535,000 or 50,500%, to $3,542,000 in the first six months of 1998 from $7,000 in the first six months of 1997 primarily due to $1,980,000 of revenue generated from license of the Company's 3-D Home Interiors product to its publisher and $1,562,000 of revenue generated in connection with the Company's newly developing e-commerce project in the first six months of 1998. No such revenue was generated in the first six months of 1998.

Consulting services decreased $64,000 in the first six months of 1998 from the first six months of 1997 due to the fact that the Company received $65,000 in revenue generated from consulting services customers in connection with sales of its commercial product in the first six months of 1997. No such revenue was generated in the first six months of 1998.

Training services decreased by $7,000, or 20%, to $28,000 in the first six months of 1998 from $35,000 in the first six months of 1997. This decrease reflected the sales decrease in the Company's commercial products. Net sales resulting from product maintenance fees increased $40,000 in the first six months of 1998 from the first six months of 1997.

Cost Of Sales

Cost of sales decreased $39,000, or 70%, to $17,000 in the first six months of 1998 from $56,000 in the first six months of 1997. This decrease reflected the sales decrease in commercial products as no cost of sales was incurred for the consumer products.

Selling, General And Administrative Expenses

Selling, general and administrative expenses increased $1,893,000, or 128%, to $3,368,000 in the first six months of 1998 from $1,475,000 in the first six months of 1997. Personnel costs increased $931,000, or 145%, to $1,572,000 in the first six months of 1998 from $641,000 in the first six months of 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 to support the Company's increased operating activities. Additionally, certain related costs including travel, marketing, telephone and office supplies expenses increased $297,000, or 56%, to $832,000 in the first six months of 1998 from $535,000 in the first six months of 1997. Also, professional services including accounting, legal and consulting services increased $148,000, or 70%, to $358,000 in the first six months of 1998 from $210,000 in the first six months of 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in the first six months of 1998 compared to the first six months of 1997 resulting from the Company's increased operating activities. Further, rent and lease expense increased $64,000, or 229%, to $92,000 in the first six months of 1998 from $28,000 in the first six months of 1997 resulting from the Company's relocation to a larger facility building in March, 1998. Finally, bad debt expense increased $400,000, or 3,333%, to $412,000 in the first six months of 1998 from $12,000 in the first six months of 1997 resulting from additional bad debt reserve of $402,000 made in the first six months of 1998. This additional reserve was made due to the Company's increasing sales volume and accounts receivable and its review of certain specific accounts.

Research And Development

The Company incurred $2,967,000 of research and development costs during the first six months of 1998, of which $492,000 was capitalized as software development costs and $2,475,000 was expensed, compared to $1,402,000 for the first six months of 1997, of which $1,355,000 was capitalized and $47,000 was expensed. The 112% increase in research and development expenditures from the first six months of 1997 to the first six months of 1998 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products. A lower percentage of research and development expenditures was capitalized in the first six months of 1998 as compared to the first six months of 1997 due primarily to the Company completing two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of these two major projects was capitalized as software development costs.

Amortization Of Software Development Costs

The amortization of software development costs increased $473,000, or 141%, to $809,000 in the first six months of 1998 from $336,000 in the first six months of 1997 as the Company began marketing (and amortizing development costs associated with) several new versions of software products in 1997 and a $341,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of the product's license to the Company's publisher in the first six months of 1998.

Investment Income

Investment income increased $212,000, or 530%, to $252,000 in the first six months of 1998 from $40,000 in the first six months of 1997 due to the increase in income generated from a money market account in which the proceeds received upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997 are maintained.

Income Taxes

The Company recorded no provision for income taxes in either the first six months of 1998 or the first six months of 1997 due to the utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable balance increased $1,326,000, or 59%, to $3,569,000 at June 30, 1998 from $2,243,000 at December 31, 1997. This increase was primarily due to a total receivable balance of $1,524,000 at June 30, 1998, related to the revenues generated from the Company's e-commerce products in the first six months of 1998 ($500,000 of the balance was collected in July 1998) and $428,000 receivable balance at June 30, 1998, related to the revenue generated from the Company's new commercial product in June 1998. Also, during the first six months of 1998, a $750,000 receivable balance at December 31, 1997 attributable to an agreement between the Company and Intel was collected.

During the first six months of 1998, five of the Company's employees exercised their stock options to purchase a total of 49,000 shares of the Company's common stock for $308,000.

During the first six months of 1998, the Company's IPO principal underwriter exercised a portion of the warrants to purchase an aggregate of 26,400 shares of the Company's common stock and 26,400 redeemable common stock purchase warrants for $158,400.

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

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           On June 5, 1998, the Company held its Annual Meeting of Shareholders at which the shareholders approved:

          (1) The election of Joyce Freedman, Maurizio Vecchione, Lee Freedman, Andrea Vecchione, Stephen Wyle, Peter Frank and Leslie Saleson to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names.

                                      For Election        Withheld
                                      ------------       ----------
               Joyce Freedman           5,515,334          23,100
               Maurizio Vecchione       5,515,534          22,900
               Lee Freedman             5,510,034          28,400
               Andrea Vecchione         5,514,134          24,300
               Stephen Wyle             5,515,834          22,600
               Peter Frank              5,515,634          22,800
               Leslie Saleson           5,515,834          22,600

          (2) The approval of an amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of the Company's Common Stock authorized for issuance thereunder from 750,000 to 1,650,000 shares. Such proposal received 2,563,750 votes for approval, 234,740 votes against the approval, 11,390 votes abstained, and there were 2,728,554 broker non-votes.

          (3) The ratification of the Company's appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent certified public accountants for the 1998 fiscal year. Such proposal received 5,516,884 votes for the ratification, 6,350 votes against the ratification and 15,200 votes abstained.


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                    4.1  Amendment No. 3 to 1995 Stock Option Plan

                  *10.1 Software Publishing Agreement between the Registrant and Cendant Software Corporation dated June 17, 1998.1

                   10.2 Broderbund/ModaCAD Amendment to Agreement of March 15, 1996 and Amended Agreement of October 11, 1996 between the Registrant and Broderbund Software, Inc. dated June 29, 1998.1


                   27.1  Financial Data Schedule.1

           (b)    Reports on Form 8-K

                  None.


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


                                                ModaCAD, INC.


Date: August 5, 1998                            By:   /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        4.1         Amendment No. 3 to 1995 Stock Option Plan

        *10.1       Software  Publishing  Agreement  between the  Registrant and
                    Cendant Software Corporation dated June 17, 1998.1

        10.2        Broderbund/ModaCAD  Amendment to Agreement of March 15, 1996
                    and  Amended  Agreement  of October  11,  1996  between  the
                    Registrant  and  Broderbund  Software,  Inc.  dated June 29,
                    1998.1

        27.1        Financial Data Schedule.1


* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934.


--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.