Form 10QSB
period 1998-09-30
MODACAD INC
filed 1998-11-16
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

The number of outstanding shares of the registrant's common stock, as of November 16, 1998, was 6,111,374.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 ModaCAD, Inc.
                                 BALANCE SHEET
                               September 30, 1998
                                  (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $  9,358,123
   Accounts receivable,
      net of allowance for doubtful accounts of $543,575             2,890,948
   Inventories                                                          10,350
   Prepaid expenses and other current assets                           287,669
                                                                  -------------
                 Total current assets                               12,547,090

Capitalized computer software development costs,
   net of accumulated amortization of $2,477,369                     5,315,081
Furniture and equipment, net (Note 2)                                1,898,272
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            92,648
                                                                  -------------
                                                                  $ 19,908,415
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    964,620
   Deferred income                                                     226,916
                                                                  -------------
                 Total current liabilities                           1,191,536
                                                                  -------------

Commitment (Note 3)

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 6,109,374 (Note 4)                     26,118,002
   Accumulated deficit                                              (7,401,123)
                                                                  -------------
                 Total stockholders' equity                         18,716,879
                                                                  -------------
                                                                  $ 19,908,415
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months             Nine Months
                                     Ended September 30,    Ended September 30,
                                     1998       1997         1998       1997
                                 ----------- ----------- ---------- -----------
Net sales                        $1,959,803  $  533,141  $ 6,554,543 $2,261,553
                                 ----------- ----------- ----------- -----------

Cost of sales                        50,369      24,975       67,868     80,738
Selling, general & administrative 2,004,955     918,328    5,372,950  2,393,266
Research and development            512,625      38,003    2,987,770     85,079
Amortization of capitalized
    software development costs      519,509     208,882    1,328,251    544,788
                                 ----------- ----------- ----------- -----------
                 Total expenses   3,087,458   1,190,188    9,756,839  3,103,871
                                 ----------- ----------- ----------- -----------
Loss from operations             (1,127,655)   (657,047)  (3,202,296)  (842,318)
Investment income                   127,193      97,608      379,470    137,145
                                 ----------- ----------- ----------- -----------
Net loss                        $(1,000,462) $ (559,439) $(2,822,826)$ (705,173)
                                 =========== =========== =========== ===========

Basic loss per share (Note 5)    $    (0.16) $    (0.10) $     (0.46)$    (0.16)
                                 =========== =========== =========== ===========

Diluted loss per share (Note 5)  $    (0.15) $    (0.09) $     (0.43)$    (0.14)
                                 =========== =========== =========== ===========
Weighted average
    common shares outstanding     6,107,222   5,399,722    6,077,769  4,405,929
                                 =========== =========== =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                         1998           1997
                                                     ------------   ------------
Cash flows from operating activities:
  Net loss                                           $(2,822,826)    $ (705,173)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                     230,922         42,065
        Amortization of capitalized software
           development costs                           1,328,251        544,788
        Provision for loss an accounts receivable        462,075         18,000
        Issuance of warrants for services rendered         5,000          9,000
        (Increase) decrease in:
           Accounts receivable                        (1,191,871)        64,432
           Inventories                                     5,213          7,800
           Prepaid expenses and other current assets     444,544         (2,814)
           Other assets                                   (1,000)       (12,237)
        Increase (decrease) in:
           Accounts payable and accrued expenses         603,900        227,712
           Deferred income                               122,635         12,063
                                                     ------------   ------------
   Net cash provided by (used in) operating activities  (813,157)       211,264
                                                     ------------   ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                (1,132,771)      (396,724)
   Capitalized computer software development cost     (1,711,591)    (1,906,251)
                                                     ------------   ------------
   Net cash used in investing activities              (2,844,362)    (2,302,975)
                                                     ------------   ------------

Cash flows from financing activities:
   Repayment of borrowings from officers/stockholders          0        (75,000)
   Proceeds from issuance of common stock and warrants   595,650     12,172,877
                                                     ------------   ------------
   Net cash provided by financing activities             595,650     12,097,877
                                                     ------------   ------------

Net increase (decrease) in cash                       (3,061,869)    10,006,166
Cash, beginning of period                             12,419,992      2,138,963
                                                     ------------   ------------
Cash, end of period                                  $ 9,358,123    $12,145,129
                                                     ============   ============

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $   13,263     $    6,381
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

Note 2: FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

     Furniture and fixtures            $   252,534
     Office equipment                      210,078
     Computer equipment and software     1,962,431
     Leasehold improvements                404,536
                                       ------------
                                       $ 2,829,579
     Less: Accumulated depreciation        931,307
                                       ------------
                                       $ 1,898,272
                                       ============

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

                                  ModaCAD, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4: STOCKHOLDERS' EQUITY

Warrants

In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period, which began March 27, 1997. As of September 30, 1998, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 114,700 shares of the Company's common stock and 114,700 redeemable common stock purchase warrants. Additionally, 30,800 of 114,700 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

In December 1996, the Company issued to an outside consultant, for services provided to the Company, 250,000 common stock purchase warrants, expiring in December 1999, at an exercise price of $5.00 per share. As of September 30, 1998, these warrants have not been exercised.

In November 1997, the Company issued to its project co-developer, for services to be provided to the Company, 126,316 common stock purchase warrants, expiring in November 2002, at an exercise price of $19.00 per share. As of September 30, 1998, these warrants have not been exercised.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In April 1998, the Plan was further amended, contingent upon receipt of shareholder approval which was received in June 1998, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. As of September 30, 1998, 89,000 shares had been issued upon the exercise of options granted under the Plan, 1,389,454 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.6875 to $20.0625 per share and 171,546 shares remained available for additional option grants under the Plan.

Note 5: NET LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Loss per share for the third quarter of 1997 and loss per share for the first nine months of 1997 have been restated using the methodologies of SFAS No. 128.

Note 6: SUBSEQUENT EVENTS

Loan Agreement

In October 1998, the Company entered into a line of credit agreement with a bank expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (8.5% per annum at the time the agreement was signed). Terms of the agreement require the Company to maintain certain minimum financial ratios. As of November 16, 1998, no amounts have been drawn against the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

General

The Company is in the business of developing, marketing, and supporting Internet sites, Internet enabled applications and, software products based on its proprietary technology for content management, including modeling and rendering technology. The Company's products utilize the Company's proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into two principal product groups: e-commerce (Internet sites and Internet enabled software applications) and business-to-business (electronic merchandising products, including computer aided design or "CAD").

The Company is leveraging its technology to build and deploy Internet sites and Internet enabled applications, such as comparative search and shopping solutions, aimed at facilitating electronic commerce of goods in the business to consumer sectors, including the apparel, footwear, accessories and, cosmetics industries.

The Company's electronic merchandising products are used principally by industrial designers to model three-dimensional synthetic objects from two-dimensional images and to render such objects in real time with photo realistic imagery. These products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers.


Results Of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                              Three Months Ended September 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
Net sales                                   $ 1,960   100.0%    $  533   100.0%
Cost of sales                                    50     2.5         25     4.7
Selling, general and administrative           2,005   102.3        918   172.2
Research and development                        513    26.2         38     7.1
Amortization of software development costs      519    26.5        209    39.2
                                            -------  -------    -------  ------
 Total expenses                               3,087   157.5      1,190   223.2
                                            -------  -------    -------  ------
Loss from operations                         (1,127)  (57.5)      (657) (123.2)
Investment income                               127     6.5         98    18.3
                                            -------  -------    -------- ------
 Net loss                                   $(1,000)  (51.0%)   $ (559) (104.9%)
                                            =======  =======    ======== ======

Net Sales

Net sales increased $1,427,000, or 268%, to $1,960,000 in the third quarter of 1998 from $533,000 in the third quarter of 1997 primarily due to $571,000 sales increase from the Company's commercial products (electronic merchandising and CAD products), $810,000 revenue increase in connection with the Company's consumer products as discussed below and $46,000 revenue increase from the Company's maintenance fees and consulting and training services.

Sales of commercial products increased $571,000, or 150%, to $952,000 in the third quarter of 1998 from $381,000 in the third quarter of 1997 primarily due to $600,000 sales generated from purchases by one of the Company's customers in the third quarter of 1998. No such revenue was generated from customers in the third quarter of 1997.

Revenue generated from consumer products increased $810,000 or 717%, to $923,000 in the third quarter of 1998 from $113,000 in the third quarter of 1997 primarily due to $900,000 of revenue generated in connection with the Company's two newly developing e-commerce projects in the third quarter of 1998. No such revenue was generated in the third quarter of 1997 as the Company commenced developing these two projects in 1998.

Revenue from consulting services increased $4,000 in the third quarter of 1998 from the third quarter of 1997 due to the fact that the Company received $4,000 in revenue generated from consulting services in the third quarter of 1998 compared to no revenue from consulting services in the third quarter of 1997.

Revenue from training services increased $4,000, or 80%, to $9,000 in the third quarter of 1998 from $5,000 in the third quarter of 1997. This increase in services revenue was due primarily to the sales increase in the Company's commercial products. Net sales resulting from product maintenance fees increased $38,000 in the third quarter of 1998 from the third quarter of 1997.

Cost of Sales

Cost of sales increased $25,000, or 100%, to $50,000 in the third quarter of 1998 from $25,000 in the third quarter of 1997. This increase reflected the sales increase in commercial products as no cost of sales was incurred in connection with the consumer products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,087,000, or 118%, to $2,005,000 in the third quarter of 1998 from $918,000 in the third quarter of 1997. Personnel costs increased $366,000, or 99%, to $734,000 in the third quarter of 1998 from $368,000 in the third quarter of 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 and 1998 to support the Company's increased operating activities, increasing the total number of employees from 66 as of September 30, 1997 to 118 as of September 30, 1998. Additionally, certain related costs including travel, marketing, telephone and office supplies expenses increased $486,000, or 126%, to $872,000 in the third quarter of 1998 from $386,000 in the third quarter of 1997. Also, professional services including accounting, legal and consulting services increased $152,000, or 152%, to $252,000 in the third quarter of 1998 from $100,000 in the third quarter of 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in the third quarter of 1998 compared to the third quarter of 1997 resulting from the Company's increased operating activities. Further, rent and lease expense increased $19,000, or 76%, to $44,000 in the third quarter of 1998 from $25,000 in the third quarter of 1997 resulting from the Company's relocation to a larger facility building in March 1998. Finally, bad debt expense increased $44,000, or 733%, to $50,000 in the third quarter of 1998 from $6,000 in the third quarter of 1997 resulting from additional bad debt reserve made due to the Company's increasing sales volume and accounts receivable balance.

Research and Development

The Company incurred $1,810,000 of research and development costs during the third quarter of 1998, of which $1,297,000 was capitalized as software development costs and $513,000 was expensed, compared to $656,000 for the third quarter of 1997, of which $618,000 was capitalized and $38,000 was expensed. The 176% increase in research and development expenditures from the third quarter of 1997 to the third quarter of 1998 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products. A lower percentage of research and development expenditures was capitalized in the third quarter of 1998 as compared to the third quarter of 1997 due primarily to the Company completing two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of those two major projects was capitalized as software development costs.


Amortization of Software Development Costs

The amortization of software development costs increased $310,000, or 148%, to $519,000 in the third quarter of 1998 from $209,000 in the third quarter of 1997 because the Company began marketing (and amortizing development costs associated with)several new versions of software products in 1998.


Investment Income

Investment income increased $29,000, or 30%, to $127,000 in the third quarter of 1998 from $98,000 in the third quarter of 1997 due to the increase in income generated from a money market account in which the proceeds received toward the end of July 1997 upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997, along with other amounts, are maintained.


Income Taxes

The Company recorded no provision for income taxes in either the third quarter of 1998 or the third quarter of 1997 due to the utilization of net operating loss carryforwards.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                  Nine Months Ended June 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
Net sales                                   $ 6,555    100.0%    $2,262   100.0%
Cost of sales                                    67      1.0         81     3.6
Selling, general and administrative           5,373     82.0      2,393   105.8
Research and development                      2,988     45.6         85     3.7
Amortization of software development costs    1,328     20.2        545    24.1
                                            -------   ------    -------  ------
 Total expenses                               9,756    148.8      3,104   137.2
                                            -------   ------    -------  ------
Loss from operations                         (3,201)   (48.8)      (842)  (37.2)
Investment income                               379      5.8        137     6.0
                                            -------   ------    -------  ------
 Net loss                                   $(2,822)  (43.0%)   $ (705)  (31.2%)
                                            =======   ======    =======  ======

Net Sales

Net sales increased $4,293,000, or 190%, to $6,555,000 in the first nine months of 1998 from $2,262,000 in the comparable period of 1997 due to $4,345,000 revenue increase from the Company's consumer products and $78,000 revenue increase from maintenance fees offset by $67,000 sales decrease in the Company's commercial products (electronic merchandising and CAD products) and $63,000 revenue decrease from consulting and training services.

Sales of commercial products decreased $67,000, or 3%, to $1,846,000 in the first nine months of 1998 from $1,913,000 in the first nine months of 1997 primarily due to $667,000 sale decreases from the Company's existing commercial product lines in the first nine months of 1998 as compared to the comparable period of 1997. The decrease from its existing commercial product lines was due to the fact that the Company's sales force was focused on marketing its new commercial product line. The decrease was offset by $600,000 sales generated from the Company's new commercial product line in the first nine months of 1998 compared to no such sales were generated in the first nine months of 1997 as the product was introduced to the market in early of 1998.

Revenue generated from consumer products increased $4,345,000 or 3,621%, to $4,465,000 in the first nine months of 1998 from $120,000 in the first nine months of 1997 primarily due to $1,980,000 of revenue generated from the license of the Company's 3-D Home Interiors product to its publisher and $2,462,000 of revenue generated in connection with the Company's two newly developing e-commerce projects in the first nine months of 1998. No such revenue was generated in the first nine months of 1997.

Revenue from consulting services decreased $60,000 in the first nine months of 1998 from the first nine months of 1997 due to the fact that the Company received $64,000 in revenue generated from consulting services customers in connection with sales of its commercial product in the first nine months of 1997 and received only $4,000 in revenue generated from consulting services in the comparable period of 1998.

Revenue from training services decreased by $3,000, or 8%, to $37,000 in the first nine months of 1998 from $40,000 in the first nine months of 1997. This decrease in services revenue was due primarily to the sales decrease in the Company's commercial products. Net sales resulting from product maintenance fees increased $78,000 in the first nine months of 1998 from the first nine months of 1997.

Cost Of Sales

Cost of sales decreased $14,000, or 17%, to $67,000 in the first nine months of 1998 from $81,000 in the first nine months of 1997. This decrease reflected the sales decrease in commercial products as no cost of sales was incurred in connection with the consumer products.

Selling, General And Administrative Expenses

Selling, general and administrative expenses increased $2,980,000, or 125%, to $5,373,000 in the first nine months of 1998 from $2,393,000 in the first nine months of 1997. Personnel costs increased $1,297,000, or 129%, to $2,306,000 in the first nine months of 1998 from $1,009,000 in the first nine months of 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 and 1998 to support the Company's increased operating activities, increasing the total number of employees from 66 as of September 30, 1997 to 118 as of September 30, 1998. Additionally, certain related costs including travel, marketing, telephone and office supplies expenses increased $783,000, or 85%, to $1,704,000 in the first nine months of 1998 from $921,000 in the first nine months of 1997. Also, professional services including accounting, legal and consulting services increased $300,000, or 97%, to $610,000 in the first nine months of 1998 from $310,000 in the first nine months of 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in the first nine months of 1998 compared to the first nine months of 1997 resulting from the Company's increased operating activities. Further, rent and lease expense increased $83,000, or 157%, to $136,000 in the first nine months of 1998 from $53,000 in the first nine months of 1997 resulting from the Company's relocation to a larger facility building in March 1998. Finally, bad debt expense increased $444,000, or 2,467%, to $462,000 in the first nine months of 1998 from $18,000 in the first nine months of 1997 resulting from additional bad debt reserve of $402,000 made in the first nine months of 1998. This additional reserve was made due to the Company's increasing sales volume and accounts receivable and its review of certain specific accounts.

Research And Development

The Company incurred $4,777,000 of research and development costs during the first nine months of 1998, of which $1,789,000 was capitalized as software development costs and $2,988,000 was expensed, compared to $1,991,000 for the first nine months of 1997, of which $1,906,000 was capitalized and $85,000 was expensed. The 140% increase in research and development expenditures from the first nine months of 1997 to the first nine months of 1998 was primarily due to the hiring of additional personnel in connection with the further development of the Company's commercial and consumer products. A lower percentage of research and development expenditures was capitalized in the first nine months of 1998 as compared to the first nine months of 1997 due primarily to the Company completing two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of those two major projects was capitalized as software development costs.

Amortization Of Software Development Costs

The amortization of software development costs increased $783,000, or 144%, to $1,328,000 in the first nine months of 1998 from $545,000 in the first nine months of 1997 because the Company began marketing (and amortizing development costs associated with) several new versions of software products in late 1997 and 1998 and a $527,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of that product's license to the Company's publisher in the first nine months of 1998.

Investment Income

Investment income increased $242,000, or 177%, to $379,000 in the first nine months of 1998 from $137,000 in the first nine months of 1997 due to the increase in income generated from a money market account in which the proceeds received toward the end of July 1997 upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997, along with other amounts, are maintained.


Income Taxes

The Company recorded no provision for income taxes in either the first nine months of 1998 or the first nine months of 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable balance increased $1,192,000, or 53%, to $3,435,000 at September 30, 1998 from $2,243,000 at December 31, 1997. The increase (indicating a total amount of sales generated exceeding a total amount of cash received from the Company's customers during the first nine month of
1998) was primarily due to a total receivable balance of $1,200,000 at September 30, 1998, which were generated toward the end of the third quarter of 1998.

During the first nine months of 1998, nine of the Company's employees exercised their stock options to purchase a total of 60,000 shares of the Company's common stock for a cumulative purchase price of $437,000.

During the first nine months of 1998, the Company's IPO principal underwriter exercised a portion of its warrants to purchase an aggregate of 26,400 shares of the Company's common stock and 26,400 redeemable common stock purchase warrants for $158,400.

In October 1998, the Company entered into a line of credit agreement with a bank expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (8.5% per annum at the time the agreement was signed). Terms of the agreement require the Company to maintain certain minimum financial ratios. As of November 16, 1998, no amounts have been drawn against the line of credit.

The Company anticipates continuing to use its capital primarily to fund activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital received from the exercise of warrants as a result of the Company's notice of warrant redemption in June 1997 and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 15 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain other credit facilities (in addition to the line of credit agreement, into which the Company entered in October 1998), assuming the Company can do so on acceptable terms.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                    4.1  Amendment No. 4 to 1995 Stock Option Plan.1

                   27.1  Financial Data Schedule.2

           (b)    Reports on Form 8-K

                 (1) ModaCAD filed a report on Form 8-K, dated July 2, 1998, relating to its Software Publishing Agreement with Cendant Software Corporation dated June 17, 1998.

                 (2) ModaCAD filed a report on Form 8-K, dated August 12, 1998, relating to its Software Publishing Agreement with Broderbund Software, Inc. dated June 29, 1998.


--------
1 Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on August 14, 1998.

2 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ModaCAD, INC.


Date: November 16, 1998                           By:/s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit Number                                                  Sequentially
                              Description                          Numbered Page

        4.1         Amendment No. 4 to 1995 Stock Option Plan.1

        27.1        Financial Data Schedule.2


--------
1 Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the Commission on August 14, 1998.

2 This exhibit is being filed electronically in the electronic format specified by EDGAR.