Form 10KSB
period 1998-12-31
MODACAD INC
filed 1999-03-31
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998
                                        OR
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $7,781,280.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $56,532,146 based on the average bid and asked prices of $13.81 per share as quoted on the Nasdaq National Market on March 25, 1999.

The number of outstanding shares of the registrant's common stock, as of March 25, 1999, was 6,163,874.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held in June 1999 are incorporated into Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                                     PART I

Item 1.    Description of Business

Forward-looking Statements

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

The Company

ModaCAD, Inc. ("ModaCAD" or the "Company") is a developer and provider of technologies and digital content for electronic merchandising in the fashion, accessories, footwear, cosmetics, home furnishing, decorating and improvement industries ("the Style Industries"). ModaCAD has developed technologies designed to manage, search and display such digital content, enabling advanced product visualization for electronic commerce ("e-commerce"). These technologies enable the creation of intelligent shopping agents, allowing compatible search engines to become aware of, and match content against, user searches. Furthermore, ModaCAD has developed visual methods of displaying such content in graphically rich environments designed to increase user perception of visual details.

ModaCAD was founded in 1988 to develop, market and support software products based on its proprietary modeling and rendering technology for use in the apparel, textile and home furnishings industries. The Company's goal at its inception was to develop software that would enable non-technical users to create and model three-dimensional ("3-D") objects from two-dimensional ("2-D") images and to render such objects in real time with photorealistic quality for purposes of industrial visualization. Until 1992, the Company was primarily engaged in research and development and generated limited revenues from product sales. In late 1992, the Company began expanding into the larger and faster-growing electronic merchandising market. Beginning in 1993, the Company began broader marketing efforts to commercial accounts, which efforts were increased in 1994 and 1995.

In the past ten years, ModaCAD's primary focus has been in the business-to-business marketplace, and in the consumer software industry. In the business-to-business marketplace, the Company's initial focus was on designing computer-aided design ("CAD") products for the industrial design segment of the textile and apparel industries. The Company also offered a variety of electronic merchandising software products to manufacturers and retailers doing business in the Style Industries, which have been used to support their customers' business-to-business electronic commerce efforts primarily in the area of merchandising, store planning, assortment planning and product development. In the consumer software industry, ModaCAD developed a family of consumer software products aimed at the do-it-yourself home decorating and design marketplace. It subsequently developed consumer software for use by and in connection with the fashion apparel industry.

In 1998, ModaCAD began to shift its focus to the emerging consumer Internet electronic commerce market, using its technologies and data bases developed for the business-to-business market to position the Company as a key enabler of electronic commerce for the Style Industries.

To accelerate this shift of focus, in early 1999, ModaCAD entered into an agreement with Lectra Systems, Inc. ("Lectra") the subsidiary of Lectra Systemes SA of France. Lectra Systemes SA is one of the world's largest suppliers of CAD and computer aided manufacture ("CAM") systems to the fashion and home furnishing industries and is active world-wide through a network of 35 subsidiaries. Under this agreement, ModaCAD sold its CAD business-to-business product lines to Lectra, subject to the rights of RunTime A/S ("Runtime") under its distribution agreement in Europe, and shifted most of the related development and support costs to Lectra, while retaining ownership of its core technology and the right to distribute cataloging for electronic merchandising products in its own markets. ModaCAD and Lectra will cooperate in linking business-to-business technologies and in attracting customers to ModaCAD's business-to-consumer emerging strategies. ModaCAD anticipates that its agreement with Lectra will accelerate its capacity to focus on creating, marketing and servicing Internet web sites and other Internet applications in both the business-to-business and business-to-consumer market places, and software for electronic commerce.

Products

ModaCAD's products are divided into three major classes: (i) consumer software applications on CD-ROM for e-commerce; (ii) Internet based e-commerce sites intended to search and manage digital content and facilitate Internet commerce targeted at the consumer marketplace; and (iii) business-to-business electronic applications which include Internet applications and electronic merchandising products that facilitate the creation and visualization of digital content modeled and rendered utilizing the Company's core technologies.

Consumer software, CD-ROM Applications

The  precursor to the  Company's  Internet  e-commerce  strategy was a series of consumer software applications directed at various aspects of the Style Industries, which the Company developed beginning in 1996. ModaCAD developed the software known as the 3D Home Interiors product line, under a Software
Development  and  Publishing   Agreement  with   Broderbund   (the   "Broderbund
Agreement") which appointed Broderbund as publisher. This product line was extended in 1997 with the publication of 3D Home Suite. These products offer consumer home design and decorating tools, including shopping and reference materials for actual products of various participating vendors. The Company amended its agreement with Broderbund in 1998 to provide for the grant of exclusive rights to these products to Broderbund in consideration of a one-time royalty payment.

Fashion Trip was jointly developed by ModaCAD and Intel Corporation ("Intel") pursuant to a development agreement entered into in late 1997. The Sierra Division of Cendant Software Corporation which was subsequently purchased by Havas Interactive of France ("Sierra") published the Fashion Trip CD-ROM in the second half of 1998 and, pursuant to its agreement with the Company, distributes portions of Fashion Trip as a shrink-wrapped software application through its distribution channels. Fashion Trip uses the Company's proprietary rendering technology to allow users to access digital images of merchandise, to mix and match leading brands, and to see the products on a photo-realistic model in a 3-D environment that can be personalized. Fashion Finder can also make style proposals incorporating the user's personal choices and tastes in fashion. ModaCAD has gathered in Fashion Trip content consisting of name fashion brands in a sophisticated but easy-to-use software environment.

Internet Applications

The Company launched the initial phase of its e-commerce site as "Gift Finder" which is located at www.fashiontrip.com, in December 1998. The Company has expanded this site by launching Styleclick.com at the end of March 1999. Styleclick.com, code-named fashionfinder, will represent a new generation of Internet shopping mall and search engine. The Company is positioning Styleclick.com to be the one-stop consumer web site for visual web-searches for fashion apparel, accessories, footwear, and home furnishings and decoration items, as well as for current fashion news.

Styleclick.com intends to aggregate, over time, a large number of Style Industry vendors, including many vendors whose products are featured in the Company's consumer software CD-ROM applications. For these vendors, ModaCAD is able to address the issue of how to build and manage a system that incorporates all of the components (namely presentation and order fulfillment) needed to enable a vendor to sell its products through a direct-to-consumer e-commerce channel. Additionally, the Styleclick.com site will feature a product search engine capable of finding products in the style category on the Internet in response to a user inquiry.

Styleclick.com will offer the end-user the ability to search through multiple manufacturers' inventories in the various search channels, gather visual and textual information about products, view detailed product information and visual detail, and purchase merchandise through use of an intelligent style search engine capable of personalization for each user. Styleclick.com will enable users to conduct side-by-side comparisons of products from multiple brands, and it will integrate transactions from multiple vendors.

Additional channels featuring expanded functionality such as home decorating and cosmetics, are expected to be added later in 1999. There can be no assurance that the channels will be launched according to this time frame.

Business-to-Business Applications

The Company's CAD software was designed to perform modeling, rendering and support tasks. The target market for these products is major industrial design companies. The Company's CAD software is used to model 3-D product visualizations from simple 2-D images, render a photorealistic picture of simulated products and place them inside a 3-D space, such as a room interior, and perform the entire rendering process in real time without the need for special or customized hardware.

ModaCAD's e-merchandising products allow retailers to cut the time and expense of product development and production by enabling them to create and manipulate virtual prototypes of proposed products. This software is used together with interactive kiosks and other desktop PC-based point-of-sale systems in retail stores for special order products to allow consumers to visualize, in an interactive format, special order options (such as fabric styles or finishes) and preview their "customized" products prior to purchasing. The ability to create virtual prototypes also reduces inventory costs by presenting "virtual" samples on a computer screen directly to customers, thereby decreasing the need to hold extensive inventories of physical products. The Company's products are also aimed at decreasing the costs of product merchandising, assortment planning and store design.

Certain of ModaCAD's CAD products and e-merchandising products were sold or licensed to Lectra in early 1999 as a part of the Company's redirected focus on the emerging Internet electronic commerce market.

Business Strategy

Business-to-business applications were previously a major focus of ModaCAD. In selling or licensing many of its business-to-business applications, ModaCAD anticipates to free resources that were previously deployed on business-to-business applications, which will allow it to continue to aggressively transition into an Internet e-commerce company operating primarily in the consumer marketplace. ModaCAD's goal is to leverage both its relationships with retailers and manufacturers and its content search and visualization technologies to obtain the participation of a broad range of Style Industry vendors, (retailers and manufacturers) in the Company's Internet e-commerce initiatives. ModaCAD expects to shift its revenue based increasingly from licensing of software to revenues shared in connection with transactions effected on its Internet shopping site.

Consumer software, CD-ROM Applications

Through the development of ModaCAD's CD-ROM applications, ModaCAD has created business relationships with a variety of prominent retailers and manufacturers. In addition, the broad distribution of the Company's CD-ROMs has created a consumer audience for its products and enhanced the Company's name and brand recognition. The Company plans to continue to develop consumer software and, over time, it plans to adapt the functionalities of such software to the Internet. By adapting the CD-ROM applications to the Internet, the Company hopes to broaden significantly its target audience and facilitate the dissemination of its technologies. Additionally, many of the core technologies developed for CD-ROM products have applications to the broad-band Internet market, and the Company intends to leverage them aggressively as broad-band access to the Internet emerges. The Company also intends to link consumer CD-ROM products with ModaCAD's on-line shopping site.

Internet Applications

ModaCAD's new on-line shopping site, which has been launched under the name Styleclick.com at the end of March, 1999, features a wide variety of vendor's products which may be viewed and purchased on the site. The Company expects vendors to benefit from the exposure their products receive to a large on-line consumer audience and from the order fulfillment and other services offered in connection with Styleclick.com. ModaCAD will receive revenues from the services it provides to its vendors, and it will share in the revenues generated from sales of products and advertising on the site. By outsourcing order fulfillment services, ModaCAD anticipates to offer an efficient cost structure and avoid the inventory costs associated with traditional brick-and-mortar retail operations.

The success of ModaCAD's Internet shopping site will depend in large part on the ability of the Company to solicit vendors who wish to display and sell their products on the site. Vendor representation on the web-site increases the site's attractiveness to both consumers, who wish to find a broad assortment of fashions, and to other potential vendors, who wish to reach a broad consumer audience and who must meet their competitors' efforts. The Company has already secured the agreement of a wide assortment of vendors to participate on the site. The Company believes that it will continue to attract vendors by removing barriers to entry into the e-commerce arena and providing business solutions to companies that have no end-user order fulfillment capability; no e-commerce enabled web-site; no capacity to image or create content for e-commerce catalogs; no end-user customer service capability; and/or no end-user transaction capacity.

Additionally, the success of the Company's shopping site depends on the Company's execution of an aggressive marketing campaign designed to direct consumer traffic.

Business-to-Business Applications

In early 1999, ModaCAD entered into an agreement with Lectra, whose parent company, Lectra Systemes SA, is one of the world's largest suppliers of CAD/CAM systems to the fashion and home furnishing industries in the Style Industries. Under the agreement, ModaCAD sold its CAD business-to-business product lines to Lectra, subject to the rights of RunTime under its distribution agreement in Europe. The Company also licensed to Lectra its core technology, subject to the rights of RunTime under its distribution agreement in Europe. The Company believes that it will benefit from the broad exposure its products will enjoy due to Lectra's global distribution. The Company also believes that its arrangement with Lectra will allow it to direct a greater portion of its resources to the further development and promotion of its consumer software CD-ROM applications and to its Internet shopping site.

ModaCAD's strategy is to increasingly move all of its business-to-business technologies to the Internet with a focus on electronic merchandising and electronic cataloguing. The Company believes this strategy complements ModaCAD's Internet strategy for the consumer business.

Marketing, Sales and Distribution

The Company employs 33 sales and marketing personnel. The Company maintains, in addition to its Los Angeles headquarters, an additional sales office in New York where three members of the sales team are located. An additional sales person is located in Omaha, Nebraska. Since the middle of 1994, the Company has depended upon an exclusive arrangement with a European distributor for distribution of certain of its products in specified European countries.

Consumer Software, CD-ROM Applications

In March 1996, the Company entered into a Software Development and Publishing Agreement ("the Broderbund Agreement") with Broderbund, under which Broderbund published the ModaCAD-developed 3D Home Interiors product line, and subsequent ModaCAD authored 3D Home Series software titles. Broderbund, a division of The Learning Company, is a leading software publisher and distributor. Broderbund has distributed and marketed 3D Home Interiors domestically and internationally to PC hardware and software retailers and resellers, home furnishing and fixture retailers and home improvement stores. In July 1998, ModaCAD amended its publishing agreement and provided Broderbund with an exclusive license to the 3D Home Interiors software application product line in exchange for a one-time royalty payment. The exclusive terms apply only to certain portions of the product, and ModaCAD retains ownership of its core visualization and digital content creation technologies. Broderbund is responsible for marketing and promotion of the products embodying the technology licensed under the Broderbund Agreement and for customer support for such products.

In June of 1998, ModaCAD entered into an agreement (the "Sierra Agreement") with Sierra, a leader in entertainment and educational software. Under the Sierra Agreement, Sierra is responsible for the publication, marketing, promotion and distribution in retail channels of Fashion Trip and a follow-on product being developed by ModaCAD under the Sierra Agreement.

The core technology developed for the CD-ROMs are compatible with the Internet and provide the Company with a technology platform for emerging broad-band applications on the Internet. As such broad-band capabilities emerge, the Company expects to leverage these core technologies as part of its consumer Internet strategies.

Internet Applications

The Company plans to market its Internet shopping site to the consumer directly through direct-to-consumer channels such as the Internet and other on-line services, print and radio advertising, editorial and cross vendor promotions, as well as through affiliated sites programs.

Business-to-Business

The Company has traditionally marketed its CAD and electronic merchandising products both through its direct sales force and through a network of authorized dealers and distributors. ModaCAD plans to maintain a limited direct sales force for key customers and major national accounts. In early 1999, the Company entered into an agreement with Lectra. Under the agreement, Lectra will be principally responsible for marketing ModaCAD's CAD and electronic merchandising products and will provide customers with appropriate software for use under license, advise customers of any computer hardware requirements necessary to utilize the software, assist customers in the creation of the database of the customer's products or designs, and provide on-going training and support in the use of the product.

Competition

The computer software design, e-commerce, and electronic merchandising markets are intensely competitive and subject to rapidly changing technologies and evolving product standards. The Company believes that principal competitive factors in the markets in which the Company competes include product functionality and ease of use, product performance and reliability, customer service and support, timeliness of product upgrades, vendor credibility and brand awareness, technological advantages and price/performance characteristics. The Company believes that its products compete favorably with the products of its competitors principally due to the advantages of the Company's imaging functions, the ease with which the products may be used with existing operating systems, its relationships with a variety of manufacturers and retailers, and in the case of its electronic merchandising products, the integration of a digital database of manufacturers' product catalogs. Although the Company believes that it competes favorably in the markets it serves, there can be no assurance that new or established competitors will not offer products superior to, or lower in price than, those of the Company, or that completely new technologies might be developed to supplant the technologies currently being used by the Company.

Consumer software, CD-ROM Applications

In the broad computer software design market the Company competes with numerous companies providing rendering software. The consumer software market is increasingly competitive, with numerous suppliers directing new products into a highly differentiated and rapidly developing marketplace. The Company's competitors in this market include several large companies with substantially greater financial, technical, marketing and other resources than the Company, as well as numerous companies of varying sizes and resources, including Mattel/The Learning Company, and Sierra. Although ModaCAD entered into agreements with The Learning Company's Broderbund division and Sierra for the 3D Home Interiors product line and Fashion Trip, respectively, and such agreements contain certain mutual non-compete covenants, the agreements do not prohibit Broderbund or Sierra or their parent companies from publishing or distributing similar products which could compete with the Company's products. Additionally, the Company expects increased competition from new competitors who may in the future publish competitive home furnishing, fashion or fashion related software products. The Company believes that the core visualization technology embodied in its products constitutes a competitive advantage in the consumer software market.

Internet Applications

Recent years have witnessed an increasing number of entrants into the e-commerce arena, and there are a number of entities whose activities may be directly competitive with those of ModaCAD. In the apparel industry, a number of retailers who have traditionally conducted their activities out of brick-and-mortar premises are transitioning into the e-commerce arena in order to expand their businesses. The Company believes that such retailers, such as Lands' End, J. Crew, the Gap, L.L. Bean, Macy's, Bloomingdale's and Eddie Bauer will not constitute significant competitive pressures on the Company's Internet shopping site because they seek to use the Internet as an additional distribution channel, while retaining their emphasis on sales through other traditional distribution channels. Consequently, the cost structure of these retailer's products is significantly different than that of ModaCAD. There is no assurance that these retailers will not alter their strategies and concentrate more of their resources in developing Internet shopping portals or other sites or projects that will compete directly with Styleclick.com.

In the Internet e-commerce sector, the Company competes with numerous product aggregators and style destination sites. Some of these entities offer product guides, search engine shopping guides and destination shopping sites, and examples of some such entities are Bluefly.com, Buy.com, Ivillage.com, Amazon.com, Fashionmall.com, Shopfind.com, Girlshop.com and Shopping.com. Some of these entities have not targeted the Style Industries, and their current activities are not directly competitive with those of ModaCAD. However, there is no assurance that such entities will not change or expand their operations to include activities that are directly competitive with ModaCAD. Other destination sites, such as Elle.com, Gurl.com, Cosmopolitan.com which are sponsored by various fashion and decorating magazines, have targeted the Style Industries. While such sites often offer superior editorial content, the Company believes that its technical and logistical infrastructure constitutes a competitive advantage over such actual and potential competitors. However, there can be no assurance that such competitors will not be able to overcome the technical and logistical barriers to entry and, therefore, exert greater competitive pressure on ModaCAD.

The home furnishing industry is less competitive than the apparel industry. ModaCAD has not identified any major retailers whose on-line operations are competitive with ModaCAD's operations, and it believes that it has a first mover advantage in this industry. While a number of furniture retailers have established Internet operations in the home decorating segment, these operations have been limited in scope and have lacked the support of the manufacturing community. It is possible that one or more of the Internet portals may in time target the Style Industries and present a competitive threat to ModaCAD. At the same time, ModaCAD is in active discussion to explore potential relationships with Internet portals. There are no guarantees that such relationships will come to fruition, however.

Business-to-Business Applications

The CAD and electronic merchandising market are intensely competitive and subject to rapidly changing technologies and evolving product standards. In the broad electronic merchandising markets, the Company competes with numerous companies providing CAD and rendering software, including companies such as Lectra Systemes SA, Gerber Garment Technology, Inc., NED Graphics, Info Design, Intellitek Computer Corporation, and MicroD Inc. Some of the Company's existing and potential competitors in the software design and electronic merchandising markets have significantly greater financial, technical, sales and marketing resources than the Company, have longer operating histories than the Company, and have better brand name recognition.

Dependence on Significant Customers

During 1997 and 1998, Broderbund accounted for approximately 7% and 25%, respectively, of the Company's total revenues. During 1998, Sierra accounted for approximately 21% of the Company's total revenues. During 1997 and 1998, Intel accounted for approximately 34% and 5%, respectively, of the Company's total revenues. During 1997 and 1998, the Company's largest business-to-business product purchaser, its European distributor, accounted for approximately 8% and 1%, respectively, of the Company's total revenues. With the exception of Broderbund and the Company's European distributor, the Company may continue to be dependent on the other two significant customers, the loss of which could have a material and adverse effect on the Company's business.

Research and Development

ModaCAD believes that its success will depend primarily on its ability to develop new products, maintain technological competitiveness and fulfill an expanding range of customer requirements. To date, the Company has designed and developed all of its key products internally. The Company's research and development expenditures (other than expenses that are required to be capitalized under FASB 86) totaled $2,828,000 or 64% of revenues in 1997 and $3,051,000 or 39% of revenues in 1998. ModaCAD's primary expenses for research and development include the personnel costs of the Company's engineers and other specialists in software infrastructure, interface development, database technologies and 3-D computer graphic design. Research and development expenses also include the depreciation and cost of maintenance of computer hardware used in research and development. As of December 31, 1998, 71 of the Company's 121 full-time employees were employed in various aspects of research and development activities. During 1997 and 1998, no significant amount of the Company's research and development expenditures was customer sponsored.

ModaCAD believes that it has completed most of the development of the core technologies necessary to deploy Styleclick.com. These core technologies include the search engine, the data harvesting engine, the visualization engines, the data streaming engine, and the intelligent shopping agents. Currently the focus of the Company's product development efforts is centered on the creation of the user interface for the site, art creation and content acquisition, optimizing user experience for fast access from low bandwidth Internet access; load balancing traffic for optimal handling of concurrent transactions; expanding ModaCAD's content acquisition technology to include higher degrees of automation; developing data streaming technologies to increase delivery of rich content through low bandwidth environments; and expanding the intelligent nature of shopping agents for smart searches and personal advice.

The Company's development teams are continuously working towards new extensions and enhancements to its core rendering engine in an on-going effort to maintain and extend its leadership in the area. ModaCAD also maintains research and development in a variety of advanced technical areas, including object-oriented technology, data management technology, expert systems and rule-based systems, rendering and other evolving imaging technologies.

Patents and Proprietary Rights

The Company holds two United States patents. The first covers the Company's core rendering and modeling technology. The second covers 3-D modeling techniques. The Company also has received a notice of allowance of the company's pending patent application covering the ability to create an interactive digital dressing room that allows apparel to be fitted to specific body dimensions. In addition to patent protection, the Company relies on a combination of (i) trade secret, copyright and trademark laws, (ii) confidentiality and nondisclosure agreements and (iii) other contractual and technical measures to protect its proprietary rights. There is no assurance that these measures will deter misappropriation of the Company's proprietary rights. The Company employs a "lock and key" system with respect to the proprietary information underlying its software. This system is designed to ensure that only certain key employees have access to such information, all of whom have signed confidentiality and nondisclosure agreements. The Company has nine registered trademarks, including the mark ModaCAD. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such asserted claims may not result in costly litigation.

Employees

As of December 31, 1998, the Company employed 121 full-time employees, including 33 in sales and marketing, 37 in engineering, 34 in product development, 13 in administration and four in customer support services. The Company also employs 19 consultants who work in product development. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain highly qualified personnel. The competition for such personnel in the computer software, Internet and e-commerce industries is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.    Description of Property

In 1998, ModaCAD moved its executive headquarters to a three-story office building with approximately 23,000 square feet of office space in Culver City, California, under a lease that will expire in 2006, with an option to extend the lease term for additional ten years. The facility was necessary to accommodate the Company's growth in its sales, marketing and engineering personnel. The Company acquired this additional space at commercially reasonable terms. The Company has sub-leased its other Los Angeles property under a sub-lease that will expire in 2002, the same expiration date of the original lease.

The Company leases approximately 2,400 square feet in High Point, North Carolina, under a lease that expires in June 1999, for production and customer service activities, directed primarily at electronic merchandising customers and consumer product lines. The Company is in the process of moving its High Point office to a 4,800 square feet facility under a lease that will expire in 2004. The facility was necessary to accommodate the Company's recent growth in its personnel in this office. The Company acquired this additional space at commercially reasonable terms. The Company leases approximately 1,500 square feet in New York primarily for facilitating sales and marketing support activities in the Northeast region under a lease that expires in August 1999.

ModaCAD believes that it has adequate facilities to execute its business plan.

Item 3.    Legal Proceedings

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Trading Prices of Securities

Prior to November 11, 1997, the Company's common stock and warrants were traded in the Nasdaq SmallCap Market under the trading symbols "MODA" and "MODAW," respectively. On November 11, 1997, the Company's common stock commenced trading in the Nasdaq National Market under the same trading symbol "MODA". The high and low bid prices for each quarter of 1997 and 1998 for the Company's common stock and warrants are as follows:

                                                               Bid Prices
                                                           High         Low
                  Common Stock
                  1st Quarter 1997                          10         5-5/8
                  2nd Quarter 1997                        17-5/8       7-3/8
                  3rd Quarter 1997                          19        12-5/8
                  4th Quarter 1997                        25-5/8      15-1/2
                  1st Quarter 1998                        20-1/4        11
                  2nd Quarter 1998                        24-7/8      13-3/4
                  3rd Quarter 1998                        23-5/8      10-7/8
                  4th Quarter 1998                        24-3/4         6

                  Warrants
                  1st Quarter 1997                        4-11/16      1-7/16
                  2nd Quarter 1997                        10-3/8       2-1/8
                  3rd Quarter 1997                        11-3/4       6-1/16
                  4th Quarter 1997                           -           -
                  1st Quarter 1998                           -           -
                  2nd Quarter 1998                           -           -
                  3rd Quarter 1998                           -           -
                  4th Quarter 1998                           -           -

Market prices for the listed warrants were not available after the warrants were deleted from listing in the Nasdaq SmallCap Market on July 30, 1997. Such deletion from listing resulted from warrants being exercised by the warrant holders or redeemed by the Company during the period between June 19, 1997 and July 29, 1997. At December 31, 1998, the Company had approximately 2,700 shareholders of record. The Company did not declare or pay dividends on its common stock during 1997 or 1998 and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 1998 the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "1933 Act"):

(a) On June 1, 1998, in consideration for services rendered to the Company, the Company granted to a consultant a five-year warrant to purchase 50,000 shares of common stock with an exercise price of $17.75 per share. On December 2, 1998, in consideration for services rendered to the Company, the Company granted to the same consultant a five-year warrant to purchase 8,333 shares of common stock with an exercise price of $20.00 per share.

(b) On October 9, 1998, the Company repriced to $9.50 a five-year warrant to purchase 8,000 shares that were granted to a non-employee director in July 1997 in consideration for services rendered to the Company. On the same day, the Company repriced to $9.50 two ten-year warrants to purchase a total of 4,000 shares that were granted to two non-employee directors in October 1997. In consideration for services rendered to the Company, the Company granted to three non-employee directors in consideration of services rendered to the Company ten-year warrants to purchase a total of 18,000 shares of common stock at an exercise price of $9.50 per share.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information under "Item 7. Financial Statements" and the Company's financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ materially include the following: (i) unforeseen technical or other obstacles in the development or production of the Company's software and Internet products, (ii) customer acceptance of the new, updated or revised versions of the Company's software and Internet products, (iii) the Company's ability to produce its products on a cost-effective and timely basis, and (iv) factors not directly related to the Company, such as the plans and success of the Company's vendors, competitive pressures on pricing, market conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the Style Industries in general.

General

The Company is in the business of developing, marketing, and supporting Internet sites, Internet enabled applications and, business and consumer software products based on its proprietary technology for content management, including modeling and rendering technology. The Company's products utilize its proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into three principal product groups: consumer software (including Internet enabled software applications), Internet applications for e-commerce and business-to-business applications CAD and electronic merchandising products).

The Company is leveraging its technology to build and deploy Internet sites and Internet enabled applications, such as comparative search and shopping solutions aimed at facilitating businesses to use electronic commerce to reach consumers in the apparel, footwear, accessories and cosmetics industries.

The Company's electronic merchandising products are used principally by industrial designers to model three-dimensional objects from two-dimensional images and to render such objects in real time with photo realistic imagery. These products combine the Company's technology with digital product catalogs produced by the Company or by product manufacturers.

Results of Operations

The following table sets forth selected items from the Company's statement of operations (in thousands) for the years ended 1998 and 1997 and the percentages that such items bear to net sales:


                                                  Year Ended December 31,
                                        ---------------------------------------
                                                1998                 1997
                                        -------------------  ------------------
Net sales                               $  7,781    100.0%    $  4,450    100.0%
Cost of sales                                 82      1.0           87      1.9
Selling, general and administrative        8,291    106.6        3,394     76.3
Research and development                   3,541     45.5          172      3.9
Amortization of software development costs 4,890     62.9          774     17.4
                                        --------    -----    ---------    -----
  Total expenses                          16,804    216.0        4,427     99.5
                                        --------    -----    ---------    -----
Income (loss) from operations             (9,023)  (116.0)          23      0.5
Investment income                            435      5.6          331      7.5
                                        --------    -----    ---------    -----
Net income (loss)                       $ (8,588)  (110.4%)   $    354      8.0%
                                        ========    =====    =========    =====

1998 Compared with 1997

Net Sales

Net sales increased $3,331,000, or 75%, to $7,781,000 in 1998 from $4,450,000 in
1997. The increase was primarily due to (i) an increase in sales of the Company's business-to-business products, (ii) an increase in the sales of its consumer products, (iii) receipt by the Company of a one-time royalty payment for the exclusive license of certain of its consumer software products, (iv) a $5,000 revenue increase from training services, and (v) a $71,000 revenue increase from maintenance fees. The revenue increases were offset by a $131,000 decrease in consulting services revenues.

Sales of business-to-business products increased $213,000, or 9%, to $2,498,000 in 1998 from $2,285,000 in 1997 primarily due to $600,000 sales generated from the Company's new business-to-business product line after the product was introduced to the market in early of 1998. The increase was offset by a decrease of $400,000 in the foreign sales generated by two of the Company's major customers in Europe in 1997, which sales were not repeated in 1998.

Revenue generated from consumer products increased $3,173,000 or 176%, to $4,975,000 in 1998 from $1,802,000 in 1997. The increase was primarily due to
(i) $1,980,000 of revenue generated from the exclusive license of the Company's 3D Home Interiors product to its publisher, and (ii) $2,995,000 of revenue generated in connection with the Company's two newly developing e-commerce projects in 1998. No such revenues were generated in 1997. The increase was offset by a total of $1,802,000 revenues generated in 1997 which were not repeated in 1998, including (i) a one-time payment of $1,500,000 in connection with the Company's fulfillment of certain obligations under an agreement with Intel in connection with the co-development of consumer software; (ii) $181,000 royalty income in connection with the 3D Home Interiors product, and (iii) a one-time payment of $121,000 for consulting services rendered by the Company in connection with its consumer products.

Consulting services decreased by $131,000, or 96%, to $5,000 in 1998 from $136,000 in 1997 primarily due to $136,000 revenue generated in connection with the software consulting services provided to the Company's customers in conjunction with the sale of business-to-business products and a one-time consulting service fee generated in connection with one of the Company's customer's annual conference meeting in 1997. Such consulting services were not repeated in 1998. Consulting services are performed by the Company from time to time and the fees therefore do not constitute a steady income stream for the Company.

Training services revenue increased by $5,000, or 7%, to $74,000 in 1998 from $69,000 in 1997 primarily due to services agreed to be provided by the Company in connection with its new business-to-business product line in 1998. Net sales resulting from product maintenance fees increased $71,000 in 1998 over 1997.

Cost of Sales

Cost of sales decreased  $5,000, or 6%, to $82,000 in 1998 from $87,000 in 1997.
This decrease reflected the sales decrease in certain business-to-business products associated with higher cost of sales from 1997 to 1998 (in spite of the overall sales increase in business-to-business products in 1998). Cost of sales associated with the Company's consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the consumer products in 1998 and no such cost of sales was incurred in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,897,000, or 144%, to $8,291,000 in 1998 from $3,394,000 in 1997. Personnel costs increased $1,218,000, or 78%, to $2,791,000 in 1998 from $1,573,000 in 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 and 1998 to support the Company's increased operating activities, increasing the total number of employees from 86 as of December 31, 1997 to 121 as of December 31, 1998. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $2,253,000, or 180%, to $3,505,000 in 1998 from $1,252,000 in 1997. $1,420,000 of such increase was related to the Company's increasing marketing activities in 1998 to support its new e-commerce products. Also, professional services including accounting, legal and consulting services increased $477,000, or 108%, to $919,000 in 1998 from $442,000 in 1997.
The increase in professional services was primarily due to the Company's increased requirements for these services in 1998 compared to 1997 resulting from the Company's increased operating activities. Further, rent and lease expense increased $84,000, or 115%, to $157,000 in 1998 from $73,000 in 1997 resulting from the Company's relocation to a larger facility in March 1998. Finally, bad debt expense increased $865,000, or 1,663%, to $917,000 in 1998 from $52,000 in 1997 due to the Company's decision in 1998 to increase its bad debt reserve by $865,000 due to the Company's increasing sales volume, and based on a review of specific international as well as business-to-business accounts.

Research and Development

The Company incurred $6,592,000 of research and development costs in 1998, as compared to $3,000,000 in 1997. In 1997, $3,051,000 of such costs were capitalized as software development costs, while in 1998, $2,828,000 of such costs were capitalized as software development costs. The remaining $3,541,000 of research and development costs in 1998 were expensed, compared to $172,000 in 1997. The 102% increase in research and development expenditure from 1997 to 1998 was primarily due to the hiring of additional personnel to perform software programming services in connection with the further development of the Company's business-to-business, consumer and Internet products. A lower percentage of research and development expenditures were capitalized in 1998 as compared to 1997 due primarily to the Company's completion of two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of those two major projects was capitalized as software development costs.

Amortization of Software Development Costs

The amortization of software development costs increased $4,116,000, or 532%, to $4,890,000 in 1998 from $774,000 in 1997 partially because the Company began marketing (and amortizing development costs associated with) several new versions of software products in late 1997 and in 1998. In addition, the Company took a one-time charge to write off a total of $3,443,000 of its research and development cost in 1998. $1,038,000 of the total write-off was related to the exclusive license of the Company's 3D Home Interiors product to its Company's publisher. The remaining $2,405,000 write-off was primarily attributable to the software capitalized prior to 1998 in relation to certain products in the business-to-business market place which the Company is exiting as a result of its new business strategy to target the emerging e-commerce market.

Investment Income

Investment income increased $104,000, or 31%, to $435,000 in 1998 from $331,000 in 1997. This increase is due to the increase in income generated from a money market account in which the proceeds received in July 1997 upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997, along with other amounts, are maintained. The increase was offset by a $55,000 decrease resulting from a loss on the Company's equity investment in 1998.

Income Taxes

The Company recorded no provision for income taxes in 1997 due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's accounts receivable balance decreased $258,000, or 12%, to $1,985,000 at December 31, 1998 from $2,243,000 at December 31, 1997. The decrease was primarily due to the Company's collection of certain major receivable balances toward the end of 1998.

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

In connection with the Company's IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of the Company's common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280. In 1998, the underwriter (or its assignees) exercised a portion of its warrants to purchase an aggregate of 26,400 shares of the Company's common stock and 26,400 redeemable common stock purchase warrants for $158,400.

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In April 1998, the Plan was further amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. In 1997, nine of the Company's employees exercised their stock options to purchase a total of 29,000 shares of the Company's common stock for a cumulative purchase price of $149,375. In 1998, 18 of the Company's employees exercised their stock options to purchase a total of 94,000 shares of the Company's common stock for a cumulative purchase price of $837,875.

In October 1998, the Company entered into a line of credit agreement with a bank expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (8.5% per annum at the time the agreement was signed). Terms of the agreement require the Company to maintain certain minimum financial ratios which, as of December 31, 1998, the Company has met. As of December 31, 1998, the Company has not drawn any amounts against the line of credit.

The Company anticipates using its capital primarily to shift its focus to the e-commerce market, and to fund activities related to the design, development, marketing, sales and support of the Company's new and existing products. Together with its existing capital received (i) in connection with the exercise of warrants after the Company gave notice of the redemption of its warrants,
(ii) in the form of a one-time royalty payment in connection with its license of its software product in 1998, and (iii) in the form of proceeds from the sale of its major business-to-business products in the first quarter of 1999, as well as anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 12 months, although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, if an attractive opportunity to raise capital arises, or if the Company's need for capital occurs sooner than the Company projects, it may have to sell additional equity or debt securities or obtain other credit facilities (in addition to the line of credit agreement into which the Company entered in October 1998), assuming it can do so on acceptable terms.

Item 7.   Financial Statements
                                  MODACAD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                                                    MODACAD, INC
                                                                        CONTENTS
                                                               December 31, 1998
 ===============================================================================

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          20

FINANCIAL STATEMENTS

       Balance Sheet                                                        21

       Statements of Operations                                             22

       Statements of Stockholders' Equity                                   23

       Statements of Cash Flows                                          24 - 25

       Notes to Financial Statements                                     26 - 40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
ModaCAD, Inc.

We have audited the accompanying balance sheet of ModaCAD, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ModaCAD, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 16, 1999

                                                                   MODACAD, INC.
                                                                   BALANCE SHEET
                                                               December 31, 1998
================================================================================

                                     ASSETS
Current assets
     Cash and cash equivalents                                      $ 6,343,599
     Accounts receivable, net of allowance for doubtful accounts
          of $132,500                                                 1,852,487
     Prepaid expenses and other current assets                          397,101
                                                                    ------------
               Total current assets                                   8,593,187

Capitalized computer software development costs,
     net of accumulated amortization of $6,039,105                    3,014,043
Furniture and equipment, net of accumulated depreciation              2,459,656
     of $1,069,832
Other assets                                                             83,055
                                                                    ------------
               Total assets                                         $14,149,941
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                         $   503,198
      Deferred income                                                   237,052
                                                                    ------------
               Total current liabilities                                740,250
                                                                    ------------
Commitments

Stockholders' equity
     Common stock, no par value
          15,000,000 shares authorized
          6,143,374 shares issued and outstanding                    26,575,627
     Accumulated deficit                                            (13,165,936)
                                                                    ------------
               Total stockholders' equity                            13,409,691
                                                                    ------------
               Total liabilities and stockholders' equity           $14,149,941
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
================================================================================


                                                        1998          1997
                                                    ------------    ------------
Net sales                                           $ 7,781,280     $ 4,449,857
                                                    ------------    ------------
Expenses
     Cost of sales                                       82,135          87,470
     Selling, general, and administrative             8,290,979       3,393,765
     Research and development                         3,541,300         171,769
     Amortization of capitalized software
          development costs                           4,889,986         774,135
                                                    ------------    ------------
         Total expenses                              16,804,400       4,427,139
                                                    ------------    ------------
Income (loss) from operations                        (9,023,120)         22,718

Other income (expense)
     Loss in equity investment                          (55,324)              -
     Other income                                         2,067          11,190
     Investment income                                  488,738         320,367
                                                    ------------    ------------
         Total other income (expense)                   435,481         331,557

Net income (loss)                                   $(8,587,639)    $   354,275
                                                    ============    ============
Basic earnings (loss) per share                     $     (1.41)    $      0.07
                                                    ============    ============
Diluted earnings (loss) per share                   $     (1.41)    $      0.06
                                                    ============    ============
Weighted-average shares outstanding                   6,088,247       4,800,918
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


                                    Common Stock       Accumulated
                                 Shares      Amount      Deficit      Total
                             ------------ ------------ ------------ ------------
Balance, December 31, 1996   $ 3,865,790 $11,593,905 $(4,932,572)   $ 6,661,333

Common stock issued for
   Stock options exercised        29,000     149,376                    149,376
   Warrants exercised          2,128,184  13,369,126                 13,369,126

Warrant redemption cost                     (167,055)                  (167,055)

Issuance of warrants for
   services                                  572,000                    572,000

Net income                                               354,275        354,275
                             ------------ ------------ ------------ ------------
Balance, December 31, 1997     6,022,974  25,517,352  (4,578,297)    20,939,055

Common stock issued for
   Stock options exercised        94,000     837,875                   837,875
   Warrants exercised             26,400     158,400                   158,400

Issuance of warrants for
   services                                   62,000                    62,000

Net loss                                               (8,587,639)  (8,587,639)
                             ------------ ------------ ------------ ------------
Balance, December 31, 1998   $ 6,143,374 $26,575,627  $(13,165,936) $13,409,691
                             ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
================================================================================


                                                         1998           1997
                                                     ------------  ------------
Cash flows from operating activities
     Net income (loss)                               $(8,587,639)  $   354,275
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities
              Depreciation                               292,671        65,665
              Amortization of capitalized
                 software development costs            4,889,986       774,135
              Provision for loss on accounts
                 receivable                                    -        52,000
              Issuance of warrants for
                 services rendered                        62,000        12,000
              Furniture and equipment acquired
                 in exchange for sales                  (275,000)            -
              Loss in equity investment                   55,324             -
     (Increase) decrease in
         Accounts receivable                             308,665      (870,299)
         Prepaid expenses and
            other current assets                         350,675       (34,343)
         Other assets                                      8,593       (69,208)
     Increase (decrease) in
         Accounts payable and accrued expenses           142,477       (10,022)
         Deferred income                                 132,772        29,501

     Net cash provided by (used in)                  ------------  ------------
        operating activities                          (2,619,476)      303,704
                                                     ------------  ------------
Cash flows from investing activities
     Purchase of furniture and equipment              (1,557,680)     (616,166)
     Capitalized computer software development cost   (2,895,512)   (2,682,956)
                                                     ------------  ------------
     Net cash used in investing activities            (4,453,192)   (3,299,122)
                                                     ------------  ------------
Cash flows from financing activities
     Payments on officers/stockholders note payable            -       (75,000)
     Stock options exercised                             837,875       149,376
     Warrants exercised                                  158,400    13,369,126
     Warrant redemption cost                                   -      (167,055)
                                                     ------------  ------------
     Net cash provided by financing activities           996,275    13,276,447
                                                     ------------  ------------
     Net increase (decrease) in cash and cash
        equivalents                                   (6,076,393)   10,281,029
                                                     ------------  ------------
Cash and cash equivalents, beginning of year          12,419,992     2,138,963
                                                     ------------  ------------
Cash and cash equivalents, end of year               $ 6,343,599   $12,419,992
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


Supplement  disclosures of cash flow information

During the years ended December 31, 1998 and 1997, the Company paid no income taxes or interest.


Supplemental  schedule of non-cash investing and financing activities

During the year ended December 31, 1997, the Company issued 126,316 warrants valued at $560,000 for development expenses that were performed in 1998.
















   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
ModaCAD, Inc. (the "Company") was incorporated in California on February 4, 1988. The Company is a developer and provider of technologies and digital content for electronic merchandising in the fashion, accessories, footwear, cosmetics, home furnishing, decorating and improvement industries

Cash and Cash  Equivalents
For purpose of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 1998, the cash and cash equivalents included amounts held in a checking and a money market account of approximately $315,229 and $6,026,869, respectively.

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

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Joint  Venture  Investment  and  Advances
The Company had a 40% interest in ModaMAGIC, Inc.("ModaMAGIC"). ModaMAGIC was formed to produce an interactive, multi-media CD-ROM for the consumer market. During the year ended December 31, 1998, ModaMAGIC was incorporated into a newly developed project and was written-off as a loss in equity investment.

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. When a PCS is sold under a separate agreement, the revenue is recognized on a straight-line basis over the life of the PCS agreement, generally twelve months.

Research and  Development  Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of salaries, consulting fees, and direct overhead.

Income Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings  (Loss) Per Share
For the year ended December 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended December 31, 1998, the Company incurred a net loss; therefore, basic and diluted loss per share are the same.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high quality financial institutions, and at times it may exceed the FDIC $100,000 insurance limit. The Company sells products on a worldwide basis and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1998, uninsured portions held at banks were $460,000. In addition, amounts of $6,026,869 held in a money market account are fully insured.

Comprehensive  Income
For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets)
during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

Recently  Issued  Accounting  Pronouncements
In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement
Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements  (Continued)
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.


NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 1998 consisted of the following:

   Office equipment                                           $   233,652
   Computer equipment and software                              2,607,578
   Furniture and fixtures                                         255,510
   Leasehold improvements                                         432,748
                                                              ------------
                                                                3,529,488
   Less accumulated depreciation                                1,069,832
                                                              ------------
       Total                                                  $ 2,459,656
                                                              ============

Depreciation expense for the years ended December 31, 1998 and 1997 was $447,628 and $210,712, respectively, of which $154,957 and $145,047, respectively, were capitalized as software development costs.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 3 - COMMITMENTS

Leases
The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements that expire through April 30, 2006.

Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 were as follows:

       Years Ending
       December 31,
      --------------
           1999                         $  399,313
           2000                            395,563
           2001                            411,712
           2002                            437,326
           2003                            463,548
           Thereafter                    1,064,963
                                      -------------
              Total                   $  3,172,425
                                      =============

Rent expense for the years ended  December  31, 1998 and 1997 was  approximately
$451,253  and   $192,000,   respectively,   of  which   $135,121  and  $120,000,
respectively, were capitalized as software development costs.

Employment  Agreements
During the year ended December 31, 1998, the Company entered into two new employment agreements, expiring on December 31, 2005, with certain key officers of the Company. These officers will receive aggregate annual salaries of $400,000 and a monthly aggregate automobile allowance of $1,200. In addition, these officers received aggregate signing bonuses of $200,000. Further, the Company shall pay an annual performance bonus for each calendar year of the employment term in an amount to be determined by the Compensation Committee of the Board. As of December 31, 1998, the Company has accrued $0 for these bonuses.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 3 - COMMITMENTS (Continued)

Employment Agreements  (Continued)
In connection with the employment agreements, the same key officers were granted a five-year option to purchase up to an aggregate 400,000 shares of the Company's common stock. A portion of the options vest and become exercisable if the market value of the Company's common stock is greater than $10 per share for any 20 consecutive trading days during any fiscal year. The portion of options that become exercisable are 50 shares of common stock for each $1,000 of net income before taxes and executive bonuses in that fiscal year. These options will be exercisable at a price equal to the market value per share as of the date of the grant. The option exercise price at execution of the agreement was $15.875 per share, which is not less than the fair market value on the date of grant.

Line of  Credit
In October 1998, the Company entered into a line of credit agreement with a bank, expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (8.5% at December 31, 1998). Terms of the agreement require the Company to maintain certain minimum financial ratios. The Company is in compliance with those financial ratios. As of December 31, 1998, no amounts have been drawn against the line of credit.


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

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Sale of Common Stock  (Continued)
In connection with the IPO, the Company issued to the principal underwriter in the IPO, for $1,400, a warrant to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such warrants are exercisable for a four-year period which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280. During the year ended December 31, 1998, the underwriter further exercised redeemable common stock purchase warrants to purchase an aggregate of 26,400 shares of the Company's common stock for $158,400.

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

Warrants
In December 1996, the Company issued a warrant to purchase 250,000 shares of common stock to an outside consultant that are exercisable at a price of $5.00 per share, expiring in December 1999. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. For the years ended December 31, 1998 and 1997, the Company has recognized $5,000 and $12,000, respectively, of consulting expense related to these warrants. As of December 31, 1998, these warrants have not been exercised.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Warrants  (Continued)
During the year ended December 31, 1997, the Company entered into a financial advisory agreement. Under the agreement, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $14.38 per share for services to be provided to the Company under this agreement, expiring in July 2002. The Company has valued these warrants in accordance with SFAS No.
123. For the year ended December 31, 1998, the Company has recognized $36,000 of consulting expense related to these warrants. As of December 31, 1998, these warrants have not been exercised.

During the year ended December 31, 1997, the Company entered into a distribution and development agreement. Under the agreement, the Company issued a warrant to purchase 126,316 shares of common stock at an exercise price of $19.00 for services to be provided to the Company under this agreement, expiring in November 2002. In accordance with SFAS No. 123, the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. As of December 31, 1997, the Company had recorded a prepaid expense of $560,000 for services to be rendered in 1998. The prepaid expense was charged to operations in 1998. As of December 31, 1998, these warrants have not been exercised.

During the year ended December 31, 1998, the Company issued a warrant to purchase 50,000 shares of common stock to an outside promotion agency that are exercisable at a price of $17.75 per share, expiring in May 2003. The Company further issued an additional 8,333 common stock warrants at an exercise price of $20.00 per share, expiring in November 2003. In accordance with SFAS No. 123, the Company has valued these warrants at the current market value of the services to be rendered by the warrant holder. For the year ended December 31, 1998, the Company has recognized $21,000 of promotional expense related to these warrants. As of December 31, 1998, these warrants have not been exercised.

During the years ended December 31, 1998, 1997, and 1996 the Company issued warrants to purchase an aggregate 18,000, 12,000, and 2,000, respectively, shares of common stock to directors of the Company expiring on various dates through October 2008. In October 1998, the Company repriced the warrants to $9.50 per share. As of December 31, 1998, these warrants have not been exercised.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan
In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of stockholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options under the Plan from 300,000 to 750,000 shares. In April 1998, the Plan was further amended and approved by the stockholders in June 1998 to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares.

During the year ended December 31, 1998, outstanding options granted to employees in 1997 were repriced in December 1998. Per SFAS No. 123, the Company should incur additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange. The Company thus added that incremental amount to the remaining unrecognized compensation cost for the original options at the December 31, 1998 pro forma disclosure and recognized the total amount over the remaining years of the remaining life of the options. The remaining expected life of the options is four years at December 31, 1998.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1998 and 1997:

                                                    1998              1997
                                              --------------     --------------
                Net income (loss)
                    As reported                $ (8,587,639)      $    354,275
                    Pro forma                  $(14,151,331)      $ (1,365,274)
                 Basic earnings (loss) per common share
                    As reported                $      (1.41)      $       0.07
                    Pro forma                  $      (2.32)      $      (0.28)


                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)
These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: dividend yields of 0% and 0%, respectively; expected volatility of 80% and 65%, respectively; risk-free interest rates of 4.8% and 5.7%, respectively; and expected lives of 4.7 and 4.1 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was as follows:

                                                              1998       1997
                                                            -------    -------
     Exercise price exceeds grant date market price         $  5.96    $  7.55
     Exercise price equal to grant date market price        $ 10.83    $  4.23
     Exercise price less than grant date market price       $ 10.77    $  9.76

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

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Stock  Option  Plan  (Continued)
The following summarizes the stock options transactions under the stock option plan:

                                               Weighted-               Weighted-
                                                Average                 Average
                                Stock Options  Exercise      Other     Exercise
                                Outstanding      Price     Warrants      Price
                                ------------- ----------- ----------- ----------
           Balance, December 31,
             1996                    204,000     $  4.96   2,202,000    $  6.07
               Granted               733,454     $ 16.29     528,616    $ 11.58
               Exercised             (29,000)    $  5.15  (2,128,184)   $  6.28
               Canceled               (6,000)    $  9.50        (916)   $  6.50
                                -------------              ----------
           Balance, December 31,
             1997                    902,454     $ 14.10     601,516    $ 10.16
               Granted               840,000     $  8.92     100,733    $ 13.47
               Exercised             (94,000)    $  6.03     (26,400)   $  6.00
               Canceled             (181,000)    $ 15.70           -          -
                                -------------              ----------
           Outstanding, December
            31, 1998               1,467,454     $ 11.47     675,849    $ 10.99
                                =============              ==========
           Exercisable, December
            31, 1998                 467,454     $ 10.12     659,849    $ 11.03
                                =============              ==========

The weighted-average remaining contractual lives of the options and warrants are
9.2 and 3.3 years, respectively, at December 31, 1998.


NOTE 5 - SALES

Major  Customers
During the year ended December 31, 1998, the Company did business with two customers whose sales comprised approximately 25% and 21% of net sales.

During the year ended December 31, 1997, the Company did business with one customer whose sales comprised approximately 34% of net sales.

Export Sales
For the year ended December 31, 1998, the Company had export sales of approximately $627,422, principally comprised of $586,725 in Europe and $40,697 in other geographic regions.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 5 - SALES (Continued)

Export Sales  (Continued)
For the year ended December 31, 1997, the Company had export sales of approximately $957,000, principally comprised of $761,000 in Europe, $91,000 in Asia, and $105,000 in other geographic regions.

NOTE 6 - PROFIT SHARING

In 1996, the Company adopted the ModaCAD 401(k) Plan (the "Plan"). The Plan is available to substantially all employees who meet length and service requirements. On September 1, 1996, all permanent and full-time employees of the Company became participants. Participants may elect to contribute not less than 3% and no more than 15% of their annual compensation. The Plan has a Company discretionary profit sharing provision which the Company, for years with income before taxes, will contribute from 0% to 5% of income before taxes. The amount of the profit sharing contribution will be determined each year by the Company. For the years ended December 31, 1998 and 1997, employer contributions under the Plan were approximately $0 and $22,000, respectively.


NOTE 7 - INCOME TAXES

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes at December 31, 1998 and 1997 is as follows:


                                                                 1998    1997
                                                                -----   -----
            Income tax computed at federal statutory tax rate    34.0%   34.0%
            State taxes  (net of federal benefit)                 6.3     6.3
            Utilization of net operating loss carryforwards     (40.3)  (40.3)
                                                                -----   -----
                 Total                                              -%      -%
                                                                =====   =====

As  of  December  31,  1998,   the  Company  has  federal  net  operating   loss
carryforwards of approximately $9,777,000 which expire through 2018.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 7 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

            Deferred tax assets
               Net operating loss carryforwards                    $ 3,590,658
               Capitalized research and development cost for tax       133,861
               Research credits                                        798,565
               Other                                                    96,037
                                                                   -----------
                                                                     4,619,121
            Valuation allowance for deferred tax assets              4,345,033
                                                                   -----------
                                                                       274,088
            Deferred tax liabilities
               Furniture and equipment                                (109,942)
               Deferred state taxe                                    (164,146)
                                                                   -----------
                   Net deferred tax asset                          $         -
                                                                   ===========

At December 31, 1998, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $2,516,698.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 8 - EARNINGS PER SHARE

        Earnings per share for the year ended December 31, 1997 is as follows:

                                               Earnings     Shares     Per Share
                                             (Numerator) (Denominator)   Amount
                                             ----------- ------------- ---------
             Basic earnings per share
                 Earnings available to common
                      stockholders           $  354,275    4,800,918    $  0.07

             Effect of dilutive securities
                 Options and warrants                 -      706,664
                                             ----------    ---------

             Diluted earnings per share
                 Earnings available to common
                      stockholders plus
                      assumed conversions    $  354,275     5,507,582   $  0.06
                                             ==========    ==========

NOTE 9 - YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue.

The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

Based on the comprehensive review of the computer systems, management has determined that the Company's computer systems will not be materially affected and does not believe the cost of implementation will be material to the Company's financial position and results of operations.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 10 - SUBSEQUENT EVENTS

In March 1999, the Company entered into a sales and license agreement to sell a certain product line for $3,000,000. In addition, the Company will provide technical development support and marketing sales assistance in exchange for support fees of up to $2,000,000 over the next 24 months. Furthermore, the buyer agreed to promote the Company's e-commerce solutions. In exchange for these promotional activities, the Company issued a warrant to purchase 250,000 shares of common stock at an exercise price of $16.80 per share, expiring in March 2004.

Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

          None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 1999 (the "Proxy Statement"), entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

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

Item 12.   Certain Relationships and Related Transactions

Incorporated by reference to the section of the Company's Proxy Statement entitled "Certain Relationships and Related Transactions to be filed with the Commission.

Item 13.   Exhibits and Reports on Form 8-K

    (a)    Exhibits:

            3.1    Amended and Restated Articles of Incorporation(1)
            3.2    Bylaws of Registrant, as amended(1)
           23.1    Consent of Singer, Lewak, Greenbaum & Goldstein, L.L.P.(2)
           27.1    Financial Data Schedule(2)

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

                                             ModaCAD, Inc.


Date:  March 31, 1999                  By:   /s/  JOYCE FREEDMAN
                                             -------------------------
                                             Joyce Freedman
                                             Chairman of the Board and
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  JOYCE FREEDMAN             Chairman of the Board and        March 31, 1999
------------------------         Chief Executive Officer          --------------
      Joyce Freedman                                                   Date


/s/  MAURIZIO VECCHIONE          President,                       March 31, 1999
------------------------         Chief Operating Officer          --------------
     Maurizio Vecchione          and Director                          Date



/s/  LEE FREEDMAN                Vice President, Finance,         March 31, 1999
---------------------- -         Chief Financial Officer and     ---------------
     Lee Freedman                Director                              Date


/s/  ANDREA VECCHIONE            Secretary and Director           March 31, 1999
------------------------                                          --------------
     Andrea Vecchione                                                  Date


/s/  STEPHEN WYLE                Director                         March 31, 1999
------------------------                                          --------------
     Stephen Wyle                                                      Date


/s/  PETER FRANK                 Director                         March 31, 1999
------------------------                                          --------------
     Peter Frank                                                       Date


/s/  LESLIE SALESON              Director                         March 31, 1999
------------------------                                          --------------
     Leslie Saleson                                                    Date

                                 EXHIBIT INDEX

                                                                  Sequentially
 Exhibit Number                   Description                     Numbered Page
---------------   ----------------------------------------------  -------------
      3.1         Amended and Restated Articles of Incorporation(1)
      3.2         Bylaws of Registrant, as amended(1)
     23.1         Consent of Singer, Lewak, Greenbaum & Goldstein, L.L.P.(2)
     27.1         Financial Data Schedule(2)



     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

     (2) This exhibit is being filed electronically in the electronic format specified by EDGAR.