Form 10KSB/A
period 1998-12-31
MODACAD INC
filed 1999-04-30
CIK 1008130

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Directors

The Directors of the Company, and certain information about them, are set forth below:

Name                       Age                      Positions
Joyce Freedman              64               Chairman of the Board and Chief
                                             Executive Officer
Maurizio Vecchione          37               President, Chief Operating Officer
                                             and Director
Lee Freedman                75               Vice President, Finance, Chief
                                             Financial Officer and Director
Andrea Vecchione            42               Secretary and Director
F. Stephen Wyle(1)(2)       55               Director
Peter Frank(1)              73               Director
Leslie Saleson(1)(2)        46               Director

-----------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

Joyce Freedman is a founder of the Company and has served as a director since its incorporation in February 1988. Ms. Freedman has served as Chairman of the Board of the Company since its incorporation, a position to which she was formally elected in January 1996. From February 1988 to December 1997, Ms. Freedman also served as President of the Company and, in January 1998, became Chief Executive Officer. From January 1986 to February 1988, Ms. Freedman was the Chief Executive Officer of Compu-Arch, a sole proprietorship in which she authored and marketed computer software for architects, interior designers and engineers. Ms. Freedman holds a Master of Architecture degree from the Southern California Institute of Architecture and engaged in private practice as an architect from December 1984 to January 1986. Ms. Freedman is the wife of Lee Freedman.

Maurizio Vecchione is a founder of the Company and has served as a director since its incorporation. From February 1988 to December 1997, he served as an Executive Vice President of the Company and became President and Chief Operating Officer of the Company in January 1998. From March 1982 to February 1988, Mr. Vecchione held various executive, technical and marketing positions with CAECO Inc. (subsequently acquired by Mentor Graphics), a large computer-aided design/computer-aided manufacture software developer, Tektronix Corporation, a Fortune 500 computer graphics systems and instrumentation manufacturer, Photomatrix Engineering, Inc., an imaging and computer graphics software developer, and Proprietary Software Systems Inc., an imaging software developer and subsidiary of General Dynamics, a defense contractor. Prior to entering industry, Mr. Vecchione performed computer science research for a variety of scientific institutions, including the NASA Space Science Laboratory. Mr. Vecchione is the husband of Andrea Vecchione.

Lee Freedman has served as the Company's Vice President, Finance, Chief Financial Officer and as a director since its incorporation. From 1983 to 1988, Mr. Freedman was engaged in private practice as a business consultant. From 1957 to 1983, he was employed by HRT Industries Inc., then a New York Stock Exchange listed company, which operated a chain of discount department and retail specialty stores, and held the position of Executive Vice President for most of that time. Mr. Freedman is the husband of Joyce Freedman.

Andrea Vecchione has served as the Company's Secretary and as a director since its incorporation. Since 1991, she has served as Executive Vice President and Treasurer and a director of Synthetic/A/Ltd., a small multimedia software developer which she and her husband, Maurizio Vecchione, own.

F. Stephen Wyle became a director of the Company in January 1996. Since January 1999, Mr. Wyle has been Chairman and Chief Executive Officer of Wyle Telemedicine, a developmental stage company producing portable diagnostic telemedicine for primary health care application. From December 1994 to January 1999, Mr. Wyle was Chairman of Wyle Laboratories, a diversified engineering and testing company serving aerospace, nuclear power and commercial markets. From February 1991 to December 1994, Mr. Wyle was an independent consultant providing strategic marketing and financing assistance to early-stage, technology-based companies. From October 1988 to February 1991, Mr. Wyle was the President of Trancel Corporation (formerly Cell Biotech, Inc.) which was engaged in the development of a long-term treatment for Type I diabetes.


Peter Frank became a director of the Company in November 1996. Since 1965, Mr. Frank has been President of Los Angeles-based Managing Directors, Ltd., which he founded as an independent investment banking firm specializing in the funding of small cap companies as well as in mergers and acquisitions. In 1993, Mr. Frank founded, and is President of, Baltic Treasures, Ltd. (operating as Bamburi), a manufacturer and importer of antique furniture from Latvia and Western Russia which is sold to retail stores in the United States.

Leslie Saleson became a director of the Company in November 1997. Since November 1998, Ms. Saleson has been President and Chief Operating Officer of Abbott Resource Group, Inc., a privately held company based in Irvine, California. From April 1997 to November 1998, Ms. Saleson served as an independent financial advisor to several corporations. From February 1994 to April 1997, Ms. Saleson was a managing director of The Westcott Group, a Beverly Hills-based merchant bank. From 1990 to 1993 Ms. Saleson was an owner, Co-Chief Executive Officer and Chief Financial Officer of Pogens, Inc., a packaged cookie manufacturer. In 1981, Ms. Saleson founded Saleson and Company, Inc., an investment banking firm, where she served as President until 1990.

Executive Officers

The executive officers of the Company, and certain information about them, are as follows:

   Name              Age               Positions
Joyce Freedman        64       Chairman of the Board and Chief Executive Officer
Maurizio Vecchione    37       President, Chief Operating Officer and Director
Lee Freedman          75       Vice President, Finance, Chief Financial Officer
                               and Director
Linda Freedman        40       Vice President, Marketing
Steven Gentry         39       Vice President, Engineering

Officers are appointed by and serve at the discretion of the Board of Directors. All officers were appointed for terms ending upon their deaths, resignations, removal or appointment and qualification of a successor. For information concerning Joyce Freedman, Maurizio Vecchione and Lee Freedman, see "Directors" above.

Linda Freedman has served in the capacity of Vice President, Marketing of the Company since October 1988, a position to which she was formally elected in January 1996. From February 1984 to September 1988, she served as Advertising Director for Baker Communications, Inc., which publishes Beverly Hills 213, a Beverly Hills-based newspaper. Linda Freedman is the daughter of Joyce and Lee Freedman.

Steven Gentry joined the Company in June 1992 as a Senior Product Manager, in March 1995 became the Company's Director of Engineering, in April 1997 became the Company's Director of Research and Development, in October 1997 became the Company's Chief Technology Officer and, in February 1998 was appointed to the position of Vice President, Engineering. From June 1989 to June 1992, Mr. Gentry was self-employed, using the trade name Segtec, and engaged in the development of software for the consumer entertainment market.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). The specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this report any failure to file by the established dates. To the knowledge of the Company and based solely on a review of the Section 16(a) reports furnished to the Company during 1998, none of the Company's directors, officers or persons holding more than ten percent of the Company's Common Stock were delinquent in filing reports pursuant to Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid during each of 1998, 1997 and 1996 to the Company's chief executive officer and other executive officers whose compensation exceeded $100,000 in 1998:

                                                               Long-Term
                                               Other      Compensation Awards
                                               Annual  -------------------------
                                               Compen-   Restricted   Securities
Name and             Fiscal                    sation   Stock Awards  Underlying
Principal Position    Year    Salary    Bonus    (1)         (2)       Options
--------------------------------------------------------------------------------
Joyce Freedman       1998   $200,000  $100,000   $7,200    $ 0             0
Chairman of the      1997   $150,000   $20,999   $4,800    $ 0         37,227
Board and Chief      1996   $150,000   $36,619   $4,800    $ 0             0
Executive Officer

Maurizio Vecchione   1998   $200,000  $100,000   $7,200    $ 0             0
President & Chief    1997   $150,000   $20,999   $4,800    $ 0         37,227
Operating Officer    1996   $150,000   $36,619   $4,800    $ 0             0

Lee Freedman         1998   $125,000   $   0     $4,800    $ 0         50,000
Vice President,      1997   $125,000   $   0     $4,800    $ 0             0
Finance & Chief      1996   $125,000   $   0     $4,800    $ 0             0
Financial Officer

Linda Freedman       1998   $125,000   $   0     $4,800    $ 0         85,000(3)
Vice President,      1997   $100,000   $32,261   $4,800    $ 0         55,000
Marketing            1996   $106,029   $24,710   $4,800    $25,965         0

Steven Gentry        1998   $120,000   $   0     $ 0       $39,687(4)  25,000
Vice President,      1997   $100,000   $   0     $ 0       $ 0             0
Engineering          1996    $90,833   $   0     $ 0       $19,470    180,000

____________________

(1) Other Annual Compensation consists of automobile allowances.

(2) As of December 31, 1998, Linda Freedman held 2,596 restricted shares valued at $44,132, and Steven Gentry held 6,490 restricted shares valued at $110,330, which values are based on the market value of the Company's Common Stock of $17.00 per share at December 31, 1998. The Company pays no dividends on Common Stock.

(3) Consists of options to purchase 25,000 shares granted during 1998 and options to purchase 60,000 shares granted in previous years which were repriced during 1998.

(4) Consists of 2,597 shares of restricted Common Stock granted to Steven Gentry during 1998, all of which shares were vested as of December 31, 1998. The Company pays no dividends on Common Stock.

Option Grants in Last Fiscal Year

The following table sets forth information concerning option grants during fiscal year 1998 to each of the executive officers named in the Summary Compensation Table who received stock option grants in 1998. The Company has not granted any stock appreciation rights (SARs). Unless otherwise indicated in the footnotes, all options had vested and were exercisable as of December 31, 1998.


                                Individual Grants
--------------------------------------------------------------------------------
                     Number of       Percent of Total   Exercise or
                Shares Underlying   Options Granted to   Base Price   Expiration
    Name         Options Granted     to Employees in       ($/Sh)       Date
                                      Fiscal Year (1)
--------------------------------------------------------------------------------
Lee Freedman         25,000              3.0%            $15.88           4/7/08
Lee Freedman         25,000              3.0%            $16.13          4/15/08
Linda Freedman       25,000              3.0%             $9.50          4/15/08
Linda Freedman       10,000(2)(3)        1.5%(4)          $9.50          8/27/07
Linda Freedman       50,000(2)           7.7%(4)          $9.50         10/26/07
Steven Gentry        25,000              3.0%             $9.50          4/15/08

____________________

(1) The Company granted options to purchase an aggregate of 840,000 shares to employees in 1998.

(2) Represent options granted during 1998 in connection with option repricings, which repricings were effected through the cancellation of options granted in previous fiscal years and the grant of repriced options.

(3) As of December 31, 1998, 4,000 options had vested and were exercisable, and the balance will vest and become exercisable in three 2,000 share installments on October 24 of 1999, 2000 and 2001.

(4) The Company repriced options to purchase an aggregate of 649,000 shares in 1998.

Option Exercises and Year End Value Table

The following table sets forth information concerning option exercises during the last fiscal year by the executive officers named in the Summary Compensation Table and the value of options held by such officers as of December 31, 1998:

                                    Number of Securities   Value of Unexercised
                                     Underlying Options    In-the-Money Options
                                    at December 31, 1998   at December 31, 1998
                                                                           (1)
                                    --------------------   ---------------------
                  Shares       Value
                  Acquired    Realized
   Name          on Exercise    ($)           Unexercisable        Unexercisable
                     (#)             Exercisable          Exercisable
--------------------------------------------------------------------------------
Joyce Freedman       0          0        37,227      0             0           0
Maurizio Vecchione   0          0        37,227      0             0           0
Lee Freedman         0          0        50,000      0        $50,000          0
Linda Freedman       0          0        82,000    6,000     $625,890    $45,000
Steven Gentry      35,000   $406,875    160,000      0     $1,807,500          0

____________________

(1) Dollar value is based on the market value of the Company's Common Stock of $17.00 per share at December 31, 1998 minus the per share exercise price.


Compensation of Directors

Three non-employee members of the Board of Directors, Andrea Vecchione, Leslie Saleson, and Peter Frank, received compensation in the form of warrants to purchase shares of Common Stock from the Company in 1998 for their service on the Board. In October 1998, the Company granted to each of Andrea Vecchione, Peter Frank and Leslie Saleson ten-year warrants to purchase 6,000 shares of Common Stock at an exercise price of $9.50 per share, 2,000 shares of which vested immediately and the balance of which vest in two 2,000 share installments on October 9 of 1999 and 2000. In October 1998, the Company repriced five-year warrants which had been granted to F. Stephen Wyle during 1997 to purchase a total of 8,000 shares of Common Stock, changing the exercise price on such warrants from $16.375 per share to $9.50 per share, which price was approximately equal to the average closing price of the Company's Common Stock on the NASDAQ National Market for the five trading days ended October 9, 1998. Also in October 1998, the Company repriced ten-year warrants that had been granted during 1997 to each of Leslie Saleson and Andrea Vecchione to purchase 2,000 shares of Common Stock at an exercise price of $17.25 per share, changing such exercise price to $9.50 per share, which price was approximately equal to the average closing price of the Company's Common Stock on the NASDAQ National Market for the five trading days ended October 9, 1998.

Employment Contracts

Effective January 1, 1998, the Company entered into employment agreements with Joyce Freedman, as Chairman of the Board and Chief Executive Officer, and Maurizio Vecchione, as President and Chief Operating Officer, which have terms expiring December 31, 2005. The employment agreements each provide for an annual salary of $200,000, a signing bonus of $100,000 and a monthly automobile allowance of $600. Each employment agreement further provides for an annual performance bonus payable for each calendar year during the term of the agreement, in an amount to be determined by the Compensation Committee of the Board. In addition, in connection with the employment agreements, the Company granted to each of Ms. Freedman and Mr. Vecchione a five-year option to purchase 200,000 shares of Common Stock. Such options vest and become exercisable as follows: if the closing sale price of the Company's Common Stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employment agreement, options to purchase 50 shares of Common Stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date. No options granted under these employment agreements vested or became exercisable for either Ms. Freedman or Mr. Vecchione during 1998.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 9, 1999 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors;
(iii) each of the executive officers named in the Summary Compensation Table; and (iv) the current directors and executive officers of the Company as a group:


Name and Address of                Amount and Nature of
Beneficial Owner (1)              Beneficial Ownership (2)   Percent of Class(3)
-------------------------------   ------------------------   -------------------
Joyce Freedman                            1,593,474 (4)                  21.3%
Lee Freedman                              1,364,134 (5)                  18.2%
Intel Corporation                           581,534 (6)                   7.7%
2200 Mission College Blvd
Santa Clara, CA  95052
Maurizio and Andrea Vecchione               458,846 (7)                   6.2%
Castle Creek Technology Partners, LLC       455,218 (8)                   6.2%
77 W. Wacker Drive, Suite 4040
Chicago, IL 60601
Steven Gentry                               166,490 (9)                   2.2%
Linda Freedman                               84,596 (10)                  1.1%
F. Stephen Wyle                               6,000 (11)                    *
128 Maryland Street
El Segundo, California  90245
Peter Frank                                   2,000 (12)                    *
9903 Santa Monica Blvd., Suite 327
Beverly Hills, California  90210
Leslie Saleson                                4,000 (13)                    *
9925 Anthony Place
Beverly Hills, California 90210
All current directors and officers        2,455,358                      31.6%
as a group (9 persons)

____________________

* Less than one percent.

(1) The business address for Joyce Freedman, Lee Freedman, Maurizio and Andrea Vecchione, Steven Gentry and Linda Freedman is 3861 Sepulveda Blvd., Culver City, California 90230.

(2) Except to the extent the shares owned are subject to community property laws or as otherwise indicated, beneficial ownership represents sole voting and sole investment power with respect to the Company's Common Stock. Shares that a person is deemed to beneficially own by reason of having the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage of such person's beneficial ownership.

(3) Based on 7,399,515 total shares outstanding as of April 9, 1999.

(4) Consists of 369,292 shares held by Joyce Freedman as her separate property and with respect to which she does not share voting or investment power with her husband, Lee Freedman, 1,136,955 shares held jointly by Joyce Freedman and Lee Freedman, as to which shares they share voting and investment power, 37,227 shares which may be purchased by Joyce Freedman pursuant to currently exercisable stock options at an exercise price of $20.06 per share, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $15.88 per share and 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $16.13 per share.

(5) Consists of 139,952 shares held by Lee Freedman as his separate property and with respect to which he does not share voting or investment power with his wife, Joyce Freedman, 1,136,955 shares held jointly by Lee Freedman and Joyce Freedman, as to which shares they share voting and investment power, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $15.88 per share, 25,000 shares which may be purchased by Mr. Freedman pursuant to currently exercisable stock options at an exercise price of $16.13 per share, and 37,227 shares which may be purchased by Joyce Freedman pursuant to currently exercisable stock options at an exercise price of $20.06 per share.

(6) Consists of 455,218 shares of Common Stock held by Intel Corporation ("Intel") and 126,316 shares which may be purchased by Intel upon the exercise of a currently exercisable five-year warrant at an exercise price of $19.00 per share. Amount excludes 538,674 shares of Common Stock which may be purchased by Intel, subject to shareholder approval at the Company's 1999 Annual Meeting, upon the exercise of common stock purchase warrants which were purchased by Intel in April, 1999. If such shares had been included in this table, the amount of Intel's beneficial ownership and percent of class held by Intel as of April 9, 1999 would be 1,120,208 shares and 13.9%, respectively.

(7) Consists of 417,619 shares of Common Stock held jointly by Maurizio and Andrea Vecchione, 37,227 shares which may be purchased by Maurizio Vecchione pursuant to currently exercisable stock options at an exercise price of $20.06 per share, and 4,000 shares which may be purchased by Andrea Vecchione upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share.

(8) Consists of 455,218 shares of Common Stock held by Castle Creek Technology Partners LLC ("Castle Creek"). Excludes 538,674 shares of common stock which may be purchased by Castle Creek subject to shareholder approval, upon the exercise of common stock purchase warrants which were purchased by Castle Creek in April 1999. If such shares had been included in this table, the amount of Castle Creek's beneficial ownership and percent of class held by Castle Creek as of April 9, 1999 would be 993,892 shares and 12.5%, respectively. Pursuant to a management agreement, Castle Creek Partners, LLC may be deemed to beneficially own the securities held by Castle Creek. Castle Creek Partners, L.L.C. disclaims such beneficial ownership. John Ziegelman and Daniel Asher, as managing members of Castle Creek Partners, L.L.C., may be deemed to be beneficial owners of such securities. Messrs. Asher and Ziegelman disclaim such beneficial ownership.

(9) Consists of 6,490 shares of Common Stock held by Mr. Gentry, 135,000 shares which may be purchased by Mr. Gentry pursuant to currently exercisable stock options at an exercise price of $5.00 per share, and 25,000 shares which may be purchased by Mr. Gentry pursuant to currently exercisable stock options at an exercise price of $9.50 per share.

(10) Consists of 2,596 shares of Common Stock held by Linda Freedman, 79,000 shares which may be purchased by Linda Freedman pursuant to currently exercisable  stock  options  at an  exercise  price of $9.50 per share and 3,000 shares which may be purchased by Linda Freedman pursuant to currently exercisable stock options at an exercise price of $5.87 per share.

(11) Consists of 2,000 shares of Common Stock which may be purchased by Mr. Wyle upon the exercise of vested and currently exercisable warrants at an exercise price of $4.25 per share, and 4,000 shares of Common Stock which may be purchased by Mr. Wyle upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share.

(12) Consists of 2,000 shares of Common Stock which may be purchased by Mr. Frank upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share.

(13) Consists of 4,000 shares of Common Stock which may be purchased by Ms. Saleson upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share.

Item 12. Certain  Relationships and Related Transactions

The Company has employment agreements with certain executive officers. See "Executive Compensation-Employment Contracts" above.