Form 10QSB/A
period 1998-09-30
MODACAD INC
filed 1999-05-24
CIK 1008130

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 ModaCAD, Inc.
                                 BALANCE SHEET
                               September 30, 1998
                                  (Unaudited)
                                 (As Restated)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $  9,358,123
   Accounts receivable,
      net of allowance for doubtful accounts of $543,575             2,290,948
   Inventories                                                          10,350
   Prepaid expenses and other current assets                           287,669
                                                                  -------------
                 Total current assets                               11,947,090

Capitalized computer software development costs,
   net of accumulated amortization of $2,477,369                     5,315,081
Furniture and equipment, net (Note 2)                                1,898,272
Investment in and advances to unconsolidated subsidiary                 55,324
Other assets                                                            92,648
                                                                  -------------
                                                                  $ 19,308,415
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    964,620
   Deferred income                                                     226,916
                                                                  -------------
                 Total current liabilities                           1,191,536
                                                                  -------------

Commitment (Note 3)

Stockholders' equity:
   Common stock. no par value; authorized 15,000,000 shares;
      issued and outstanding 6,109,374 (Note 4)                     26,118,002
   Accumulated deficit                                              (8,001,123)
                                                                  -------------
                 Total stockholders' equity                         18,116,879
                                                                  -------------
                                                                  $ 19,308,415
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months             Nine Months
                                     Ended September 30,    Ended September 30,
                                     1998       1997         1998       1997
                                 ----------- ----------- ---------- -----------
                                (As Restated)           (As Restated)
Net sales                        $1,359,803  $  533,141  $ 5,954,543 $2,261,553
                                 ----------- ----------- ----------- -----------

Cost of sales                        50,369      24,975       67,868     80,738
Selling, general & administrative 2,004,955     918,328    5,372,950  2,393,266
Research and development            512,625      38,003    2,987,770     85,079
Amortization of capitalized
    software development costs      519,509     208,882    1,328,251    544,788
                                 ----------- ----------- ----------- -----------
                 Total expenses   3,087,458   1,190,188    9,756,839  3,103,871
                                 ----------- ----------- ----------- -----------
Loss from operations             (1,727,655)   (657,047)  (3,802,296)  (842,318)
Investment income                   127,193      97,608      379,470    137,145
                                 ----------- ----------- ----------- -----------
Net loss                        $(1,600,462) $ (559,439) $(3,422,826)$ (705,173)
                                 =========== =========== =========== ===========

Basic loss per share (Note 5)    $    (0.26) $    (0.10) $     (0.56)$    (0.16)
                                 =========== =========== =========== ===========

Diluted loss per share (Note 5)  $    (0.26) $    (0.10) $     (0.56)$    (0.16)
                                 =========== =========== =========== ===========
Weighted average
    common shares outstanding     6,107,222   5,399,722    6,077,769  4,405,929
                                 =========== =========== =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                         1998           1997
                                                     ------------   ------------
                                                     (As Restated)
Cash flows from operating activities:
  Net loss                                           $(3,422,826)    $ (705,173)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                     230,922         42,065
        Amortization of capitalized software
           development costs                           1,328,251        544,788
        Provision for loss an accounts receivable        462,075         18,000
        Issuance of warrants for services rendered         5,000          9,000
        (Increase) decrease in:
           Accounts receivable                          (591,871)        64,432
           Inventories                                     5,213          7,800
           Prepaid expenses and other current assets     444,544         (2,814)
           Other assets                                   (1,000)       (12,237)
        Increase (decrease) in:
           Accounts payable and accrued expenses         603,900        227,712
           Deferred income                               122,635         12,063
                                                     ------------   ------------
   Net cash provided by (used in) operating activities  (813,157)       211,264
                                                     ------------   ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                (1,132,771)      (396,724)
   Capitalized computer software development cost     (1,711,591)    (1,906,251)
                                                     ------------   ------------
   Net cash used in investing activities              (2,844,362)    (2,302,975)
                                                     ------------   ------------

Cash flows from financing activities:
   Repayment of borrowings from officers/stockholders          0        (75,000)
   Proceeds from issuance of common stock and warrants   595,650     12,172,877
                                                     ------------   ------------
   Net cash provided by financing activities             595,650     12,097,877
                                                     ------------   ------------

Net increase (decrease) in cash                       (3,061,869)    10,006,166
Cash, beginning of period                             12,419,992      2,138,963
                                                     ------------   ------------
Cash, end of period                                  $ 9,358,123    $12,145,129
                                                     ============   ============

                       Supplemental Cash Flow Information

Interest paid                                        $        0     $        0
                                                     ===========    ===========
Income taxes paid                                    $   13,263     $    6,381
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

Note 7: RESTATEMENT OF BARTER TRANSACTIONS

In September 1998, the Company entered into an agreement with a barter company. Under the agreement, the Company sold a number of its business-to-business products to the barter company and recorded a total of $600,000 in sales, which was the fair market value of the products. In payment for this sale, the barter company provided the Company barter credits valued at $600,000. To use the $600,000 barter credits, the Company would have to spend approximately $1.7 million with the barter company during the period of the agreement in media advertising. As of May 19, 1999, no significant portion of the products had been sold by the barter company and no barter credits had been used by the Company. Based on this current information, the Company has decided to take a more conservative policy with regard to this barter transaction and has restated its sales in the third quarter of 1998 by reversing the sales of $600,000 and removing the assets of $600,000 in barter credits.

The restatement reduces revenue by $600,000, increases the net loss by $600,000 and reduces assets by $600,000. The Company intends to use the barter credits of $600,000 commencing in the third and fourth quarters of 1999.

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

In May 1999, the Company changed its method of recognizing income from a barter transaction during the third quarter of 1998 and restated its financial statements as of and for the first nine months ended September 30, 1998. The restatement reduces net sales by $600,000, increases the net loss by $600,000 and reduces assets by $600,000.

Results Of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                              Three Months Ended September 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
                                              (As Restated)
Net sales                                   $ 1,360   100.0%    $  533   100.0%
Cost of sales                                    50     3.7         25     4.7
Selling, general and administrative           2,005   147.4        918   172.2
Research and development                        513    37.7         38     7.1
Amortization of software development costs      519    38.2        209    39.2
                                            -------  -------    -------  ------
 Total expenses                               3,087   227.0      1,190   223.2
                                            -------  -------    -------  ------
Loss from operations                         (1,727) (127.0)      (657) (123.2)
Investment income                               127     9.3         98    18.3
                                            -------  -------    -------- ------
 Net loss                                   $(1,600) (117.7%)   $ (559) (104.9%)
                                            =======  =======    ======== ======

Net Sales

Net sales increased $827,000, or 155%, to $1,360,000 in the third quarter of 1998 from $533,000 in the third quarter of 1997 primarily due to $810,000 revenue increase in connection with the Company's consumer products as discussed below and $46,000 revenue increase from the Company's maintenance fees and consulting and training services. These increases were offset by a $29,000 sales decrease from the Company's commercial products (electronic merchandising and CAD products).

Sales of commercial products decreased $29,000, or 8%, to $352,000 in the third quarter of 1998 from $381,000 in the third quarter of 1997 primarily due to the fact that the Company's sales force was focused on marketing its new commercial product line.

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

Cost of Sales

Cost of sales increased $25,000, or 100%, to $50,000 in the third quarter of 1998 from $25,000 in the third quarter of 1997. This increase reflected the sales increase in certain commercial products associated with higher cost of sales from the third quarter of 1997 to the third quarter of 1998 (in spite of the overall sales decrease in business-to-business products in the third quarter of 1998). Cost of sales associated with the Company's consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the consumer products in the third quarter of 1998 and no such cost of sales was incurred in the third quarter of 1997.

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


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:


                                                  Nine Months Ended June 30,
                                             ----------------------------------
                                                  1998                1997
                                             ---------------    ---------------
                                              (As Restated)
Net sales                                   $ 5,955    100.0%    $2,262   100.0%
Cost of sales                                    67      1.1         81     3.6
Selling, general and administrative           5,373     90.2      2,393   105.8
Research and development                      2,988     50.2         85     3.7
Amortization of software development costs    1,328     22.3        545    24.1
                                            -------   ------    -------  ------
 Total expenses                               9,756    163.8      3,104   137.2
                                            -------   ------    -------  ------
Loss from operations                         (3,801)   (63.8)      (842)  (37.2)
Investment income                               379      6.3        137     6.0
                                            -------   ------    -------  ------
 Net loss                                   $(3,422)  (57.5%)   $ (705)  (31.2%)
                                            =======   ======    =======  ======

Net Sales

Net sales increased $3,693,000, or 163%, to $5,955,000 in the first nine months of 1998 from $2,262,000 in the comparable period of 1997 due to $4,345,000 revenue increase from the Company's consumer products and $78,000 revenue increase from maintenance fees offset by $667,000 sales decrease in the Company's commercial products (electronic merchandising and CAD products) and $63,000 revenue decrease from consulting and training services.

Sales of commercial products decreased $667,000, or 35%, to $1,246,000 in the first nine months of 1998 from $1,913,000 in the first nine months of 1997 primarily due to sale decreases from the Company's existing commercial product lines in the first nine months of 1998 as compared to the comparable period of 1997. The decrease from its existing commercial product lines was due to the fact that the Company's sales force was focused on marketing its new commercial product line.

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

Cost Of Sales

Cost of sales decreased $14,000, or 17%, to $67,000 in the first nine months of 1998 from $81,000 in the first nine months of 1997. This decrease reflected the sales decrease in commercial products. Cost of sales associated with the Company's consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the consumer products in the first nine months of 1998 and no such cost of sales was incurred in the first nine months of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable balance increased $592,000, or 26%, to $2,835,000 at September 30, 1998 from $2,243,000 at December 31, 1997. The increase (indicating a total amount of sales generated exceeding a total amount of cash received from the Company's customers during the first nine month of
1998) was primarily due to a total receivable balance of $1,200,000 at September 30, 1998, which were generated toward the end of the third quarter of 1998. The increase was offset by a decrease of $750,000 in the accounts receivable balance at December 31, 1997 attributable to amount due under an agreement between the Company and Intel which was collected in February 1998.

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


                                                ModaCAD, INC.


Date: May 24, 1999                              By:  /s/  LEE FREEDMAN
                                                     ---------------------------
                                                     Lee Freedman
                                                     Vice President, Finance and
                                                     Chief Financial Officer