Form 10KSB/A
period 1998-12-31
MODACAD INC
filed 1999-05-24
CIK 1008130

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $6,681,280.

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

Dependence on Significant Customers

During 1997 and 1998, Broderbund accounted for approximately 7% and 30%, respectively, of the Company's total revenues. During 1998, Sierra accounted for approximately 24% of the Company's total revenues. During 1997 and 1998, Intel accounted for approximately 34% and 6%, respectively, of the Company's total revenues. During 1997 and 1998, the Company's largest business-to-business product purchaser, its European distributor, accounted for approximately 8% and 1%, respectively, of the Company's total revenues. With the exception of Broderbund and the Company's European distributor, the Company may continue to be dependent on the other two significant customers, the loss of which could have a material and adverse effect on the Company's business.

Research and Development

ModaCAD believes that its success will depend primarily on its ability to develop new products, maintain technological competitiveness and fulfill an expanding range of customer requirements. To date, the Company has designed and developed all of its key products internally. The Company's research and development expenditures (including expenses that are required to be capitalized under FASB 86) totaled $3,000,000 or 67% of revenues in 1997 and $6,592,000 or 99% of revenues in 1998. ModaCAD's primary expenses for research and development include the personnel costs of the Company's engineers and other specialists in software infrastructure, interface development, database technologies and 3-D computer graphic design. Research and development expenses also include the depreciation and cost of maintenance of computer hardware used in research and development. As of December 31, 1998, 71 of the Company's 121 full-time employees were employed in various aspects of research and development activities. During 1997 and 1998, no significant amount of the Company's research and development expenditures was customer sponsored.

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

                                     PART II

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

In May 1999, the Company changed its method of recognizing income from barter transactions during 1998 and restated its financial statements as of and for the year ended December 31, 1998. The restatement reduces net sales by $1.1 million, increases the net loss by $1.1 million and reduces assets by $1.1 million.

Results of Operations

The following table sets forth selected items from the Company's statement of operations (in thousands) for the years ended 1998 and 1997 and the percentages that such items bear to net sales:


                                                  Year Ended December 31,
                                        ---------------------------------------
                                                1998                 1997
                                        -------------------  ------------------
                                            (As Restated)
Net sales                               $  6,681    100.0%    $  4,450    100.0%
Cost of sales                                 82      1.2           87      1.9
Selling, general and administrative        8,291    124.1        3,394     76.3
Research and development                   3,541     53.0          172      3.9
Amortization of software development costs 4,890     73.2          774     17.4
                                        --------    -----    ---------    -----
  Total expenses                          16,804    251.5        4,427     99.5
                                        --------    -----    ---------    -----
Income (loss) from operations            (10,123)  (151.5)          23      0.5
Investment income                            435      6.5          331      7.5
                                        --------    -----    ---------    -----
Net income (loss)                       $ (9,688)  (145.0%)   $    354      8.0%
                                        ========    =====    =========    =====

1998 Compared with 1997

Net Sales

Net sales increased $2,231,000, or 50%, to $6,681,000 in 1998 from $4,450,000 in
1997. The increase was primarily due to (i) an increase in the sales of the Company's consumer products, (ii) receipt by the Company of a one-time royalty payment for the exclusive license of certain of its consumer software products,
(iii) a $5,000 revenue increase from training services, and (iv) a $71,000 revenue increase from maintenance fees. The revenue increases were offset by a $887,000 decrease in sales of the Company's business-to-business products and a $131,000 decrease in consulting services revenues.

Sales of business-to-business products decreased $887,000, or 39%, to $1,398,000 in 1998 from $2,285,000 in 1997 primarily due to $400,000 in the foreign sales generated by two of the Company's major customers in Europe in 1997, which sales were not repeated in 1998. The remaining decrease resulted from the Company's change of its primary business focus from the business-to-business marketplace to the emerging consumer Internet electronic commerce market.

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

Cost of Sales

Cost of sales decreased  $5,000, or 6%, to $82,000 in 1998 from $87,000 in 1997.
This decrease reflected the sales decrease in business-to-business products from 1997 to 1998. Cost of sales associated with the Company's consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the consumer products in 1998 and no such cost of sales was incurred in 1997.

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

Liquidity and Capital Resources

The Company's accounts receivable balance decreased $1,358,000, or 61%, to $885,000 at December 31, 1998 from $2,243,000 at December 31, 1997. The decrease was primarily due to the Company's collection of certain major receivable balances toward the end of 1998.

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

Item 7.   Financial Statements
                                  MODACAD, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                                                    MODACAD, INC
                                                                        CONTENTS
                                                               December 31, 1998
 ===============================================================================

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         17

FINANCIAL STATEMENTS

       Balance Sheet                                                       18

       Statements of Operations                                            19

       Statements of Stockholders' Equity                                  20

       Statements of Cash Flows                                          21 - 22

       Notes to Financial Statements                                     23 - 37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
ModaCAD, Inc.

We have audited the accompanying balance sheet of ModaCAD, Inc. as of December 31, 1998 (as restated), and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 11 to the financial statements, the Company changed its method of recognizing income from barter transactions for the year ended December 31, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ModaCAD, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 16, 1999 (Except for
Note 11, as to which the
date is  May 19, 1999)

                                                                   MODACAD, INC.
                                                                   BALANCE SHEET
                                                               December 31, 1998
                                                                   (As Restated)
================================================================================

                                     ASSETS
Current assets
     Cash and cash equivalents                                      $ 6,343,599
     Accounts receivable, net of allowance for doubtful accounts
          of $132,500                                                   752,487
     Prepaid expenses and other current assets                          397,101
                                                                    ------------
               Total current assets                                   7,493,187

Capitalized computer software development costs,
     net of accumulated amortization of $6,039,105                    3,014,043
Furniture and equipment, net of accumulated depreciation              2,459,656
     of $1,069,832
Other assets                                                             83,055
                                                                    ------------
               Total assets                                         $13,049,941
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                         $   503,198
      Deferred income                                                   237,052
                                                                    ------------
               Total current liabilities                                740,250
                                                                    ------------
Commitments

Stockholders' equity
     Common stock, no par value
          15,000,000 shares authorized
          6,143,374 shares issued and outstanding                    26,575,627
     Accumulated deficit                                            (14,265,936)
                                                                    ------------
               Total stockholders' equity                            12,309,691
                                                                    ------------
               Total liabilities and stockholders' equity           $13,049,941
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
================================================================================


                                                        1998          1997
                                                    ------------    ------------
                                                    (As Restated)
Net sales                                           $ 6,681,280     $ 4,449,857
                                                    ------------    ------------
Expenses
     Cost of sales                                       82,135          87,470
     Selling, general, and administrative             8,290,979       3,393,765
     Research and development                         3,541,300         171,769
     Amortization of capitalized software
          development costs                           4,889,986         774,135
                                                    ------------    ------------
         Total expenses                              16,804,400       4,427,139
                                                    ------------    ------------
Income (loss) from operations                       (10,123,120)         22,718

Other income (expense)
     Loss in equity investment                          (55,324)              -
     Other income                                         2,067          11,190
     Investment income                                  488,738         320,367
                                                    ------------    ------------
         Total other income (expense)                   435,481         331,557

Net income (loss)                                   $(9,687,639)    $   354,275
                                                    ============    ============
Basic earnings (loss) per share                     $     (1.59)    $      0.07
                                                    ============    ============
Diluted earnings (loss) per share                   $     (1.59)    $      0.06
                                                    ============    ============
Weighted-average shares outstanding                   6,088,247       4,800,918
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


                                    Common Stock       Accumulated
                                 Shares      Amount      Deficit      Total
                             ------------ ------------ ------------ ------------
Balance, December 31, 1996     3,865,790 $11,593,905 $ (4,932,572)  $ 6,661,333

Common stock issued for
   Stock options exercised        29,000     149,376                    149,376
   Warrants exercised          2,128,184  13,369,126                 13,369,126

Warrant redemption cost                     (167,055)                  (167,055)

Issuance of warrants for
   services                                  572,000                    572,000

Net income                                                354,275       354,275
                             ------------ ------------ ------------ ------------
Balance, December 31, 1997     6,022,974  25,517,352   (4,578,297)   20,939,055

Common stock issued for
   Stock options exercised        94,000     837,875                    837,875
   Warrants exercised             26,400     158,400                    158,400

Issuance of warrants for
   services                                   62,000                     62,000

Net loss (As Restated)                                  (9,687,639)  (9,687,639)
                             ------------ ------------ ------------ ------------
Balance, December 31, 1998
         (As Restated)         6,143,374 $26,575,627  $(14,265,936) $12,309,691
                             ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                                                                   MODACAD, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
================================================================================


                                                         1998           1997
                                                     ------------  ------------
                                                     (As Restated)
Cash flows from operating activities
     Net income (loss)                               $(9,687,639)  $   354,275
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities
              Depreciation                               292,671        65,665
              Amortization of capitalized
                 software development costs            4,889,986       774,135
              Provision for loss on accounts
                 receivable                                    -        52,000
              Issuance of warrants for
                 services rendered                        62,000        12,000
              Furniture and equipment acquired
                 in exchange for sales                  (275,000)            -
              Loss in equity investment                   55,324             -
     (Increase) decrease in
         Accounts receivable                           1,408,665      (870,299)
         Prepaid expenses and
            other current assets                         350,675       (34,343)
         Other assets                                      8,593       (69,208)
     Increase (decrease) in
         Accounts payable and accrued expenses           142,477       (10,022)
         Deferred income                                 132,772        29,501

     Net cash provided by (used in)                  ------------  ------------
        operating activities                          (2,619,476)      303,704
                                                     ------------  ------------
Cash flows from investing activities
     Purchase of furniture and equipment              (1,557,680)     (616,166)
     Capitalized computer software development cost   (2,895,512)   (2,682,956)
                                                     ------------  ------------
     Net cash used in investing activities            (4,453,192)   (3,299,122)
                                                     ------------  ------------
Cash flows from financing activities
     Payments on officers/stockholders note payable            -       (75,000)
     Stock options exercised                             837,875       149,376
     Warrants exercised                                  158,400    13,369,126
     Warrant redemption cost                                   -      (167,055)
                                                     ------------  ------------
     Net cash provided by financing activities           996,275    13,276,447
                                                     ------------  ------------
     Net increase (decrease) in cash and cash
        equivalents                                   (6,076,393)   10,281,029

Cash and cash equivalents, beginning of year          12,419,992     2,138,963
                                                     ------------  ------------
Cash and cash equivalents, end of year               $ 6,343,599   $12,419,992
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

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
ModaCAD, Inc. (the "Company") was incorporated in California on February 4, 1988. The Company is a developer and provider of technologies and digital content for electronic merchandising in the fashion, accessories, footwear, cosmetics, home furnishing, decorating and improvement industries.

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

Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. When a PCS is sold under a separate agreement, the revenue is recognized on a straight-line basis over the life of the PCS agreement, generally twelve months.

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

During the years ended December 31, 1998, 1997, and 1996, the Company issued warrants to purchase an aggregate 18,000, 12,000, and 2,000, respectively, shares of common stock to directors of the Company expiring on various dates through October 2008. In October 1998, the Company repriced the warrants to $9.50 per share. As of December 31, 1998, these warrants have not been exercised.

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

                                                    1998              1997
                                              --------------     --------------
                Net income (loss)
                    As reported                $ (9,687,639)      $    354,275
                    Pro forma                  $(15,251,331)      $ (1,365,274)
                 Basic earnings (loss)
                   per common share
                    As reported                $      (1.59)      $       0.07
                    Pro forma                  $      (2.51)      $      (0.28)


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


NOTE 5 - SALES

Major  Customers
During the year ended December 31, 1998, the Company did business with two customers whose sales comprised approximately 30% and 24% of net sales.

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
                                                                =====   =====

As  of  December  31,  1998,   the  Company  has  federal  net  operating   loss
carryforwards of approximately $13,431,000 which expire through 2018.

                                                                   MODACAD, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998
================================================================================

NOTE 7 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

            Deferred tax assets
               Net operating loss carryforwards                    $ 4,994,410
               Capitalized research and development cost for tax       133,861
               Research credits                                        798,565
               Other                                                    96,037
                                                                   -----------
                                                                     6,022,873
            Valuation allowance for deferred tax assets              5,748,785
                                                                   -----------
                                                                       274,088
            Deferred tax liabilities
               Furniture and equipment                                (109,942)
               Deferred state taxe                                    (164,146)
                                                                   -----------
                   Net deferred tax asset                          $         -
                                                                   ===========

At December 31, 1998, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $3,920,450.

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

NOTE 11 - RESTATEMENT OF BARTER TRANSACTIONS

During the year ended December 31, 1998, the Company entered into agreements with two barter companies. Under the agreements, the Company sold a number of its business-to-business products to these companies and recorded a total of $1.1 million in sales, which was the fair market value of the products. In payment for these sales, the barter companies provided the Company barter credits valued at $1.1 million. To use the $1.1 million barter credits, the Company would have to spend approximately $2.7 million with the barter companies during the periods of the agreements in media advertising and travel services. As of May 19, 1999, no significant portion of the products had been sold by the two barter companies and no barter credits had been used by the Company. Based on this current information, the Company has decided to take a more conservative policy with regard to these barter transactions and has restated its sales in 1998 by reversing the sales of $1.1 million and removing the assets of $1.1 million in barter credits.

The restatement reduces revenue by $1.1 million, increases the net loss by $1.1 million and reduces assets by $1.1 million. The Company intends to use the barter credits of $1.1 million commencing in the third and fourth quarters of 1999.

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


 /s/  JOYCE FREEDMAN             Chairman of the Board and         May 24, 1999
------------------------         Chief Executive Officer          --------------
      Joyce Freedman                                                   Date


/s/  MAURIZIO VECCHIONE          President,                        May 24, 1999
------------------------         Chief Operating Officer          --------------
     Maurizio Vecchione          and Director                          Date



/s/  LEE FREEDMAN                Vice President, Finance,          May 24, 1999
------------------------         Chief Financial Officer and     ---------------
     Lee Freedman                Director                              Date


/s/  ANDREA VECCHIONE            Secretary and Director            May 24, 1999
------------------------                                          --------------
     Andrea Vecchione                                                  Date


/s/  STEPHEN WYLE                Director                          May 24, 1999
------------------------                                          --------------
     Stephen Wyle                                                      Date


/s/  PETER FRANK                 Director                          May 24, 1999
------------------------                                          --------------
     Peter Frank                                                       Date


/s/  LESLIE SALESON              Director                          May 24, 1999
------------------------                                          --------------
     Leslie Saleson                                                    Date