Form 10-Q
period 1999-03-31
MODACAD INC
filed 1999-05-24
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

Commission file number 0-28088


                                 MODACAD, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            California                                   95-4145930
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

3861 Sepulveda Blvd., Culver City                         CA 90230
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 751-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

The number of outstanding shares of the registrant's common stock, as of May 21, 1999, was 7,401,515.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                            Condensed Balance Sheets

                                                       March 31,    December 31,
                                                         1999            1998
                                                      -----------   ------------
                                                      (Unaudited)     (Note 1)
                             Assets
Current assets:
      Cash and cash equivalents                      $ 6,496,765    $ 6,343,599
      Accounts receivable, net of allowance for        1,190,598        752,487
        doubtful account of $147,500 at March 31,
        1999 and $132,500 at December 31, 1998
      Prepaid expenses and other current assets          587,897        397,101
                                                     ------------   ------------
                    Total current assets               8,275,260      7,493,187

Capitalized computer software development costs,       2,663,835      3,014,043
    net of accumulated amortization of
    $6,662,275 at March 31, 1999 and $6,039,105
    at December 31, 1998 (Note 2)
Furniture and equipment, net of accumulated            2,584,458      2,459,656
    depreciation of $1,242,545 at March 31, 1999
    and $6,039,105 at December 31, 1998
Other assets                                             174,704         83,055
                                                     ------------   ------------
 Total assets                                        $13,648,257    $13,049,941
                                                     ============   ============

            Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses          $ 1,537,258    $   503,198
      Deferred income                                    483,399        237,052
                                                     ------------   ------------
                    Total current liabilities          2,020,657        740,250
                                                     ------------   ------------

Commitments (Note 3)

Stockholders' equity:
      Common stock; No par value; authorized          26,878,877     26,575,627
          15,000,000 shares; Issued and outstanding
          6,164,874 shares at March 31, 1999 and
          6,143,374 at December 31, 1998 (Note 4)
      Accumulated deficit                            (15,251,277)   (14,265,936)
                                                     ------------   ------------
                    Total stockholders' equity        11,627,600     13,409,691
                                                     ------------   ------------
 Total liabilities and stockholders' equity          $13,648,257    $13,049,941
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.


                                  ModaCAD, Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                          1999          1998
                                                     -------------  ------------
Net sales                                             $ 3,789,877   $   964,253
                                                     -------------  ------------

Cost of sales                                             119,011         7,946
Selling, general and administrative                     2,420,061     1,545,472
Research and development                                1,661,086     1,215,294
Amortization of capitalized software                      623,170       244,526
     development costs                               -------------  ------------
                Total expenses                          4,823,328     3,013,238
                                                     -------------  ------------
Loss from operations                                   (1,033,451)   (2,048,985)
Investment income                                          48,113       122,882
                                                     -------------  ------------
Net loss                                              $  (985,338)  $(1,926,103)
                                                     =============  ============

Basic loss per share (Note 5)                         $     (0.16)  $     (0.32)
                                                     =============  ============

Diluted loss per share (Note 5)                       $     (0.16)  $     (0.32)
                                                     =============  ============

Weighted average common shares outstanding              6,156,502     6,049,085
                                                     =============  ============





   The accompanying notes are an integral part of these financial statements.


                                  ModaCAD, Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1999           1998
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $  (985,338)  $(1,926,103)
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
        Depreciation                                      172,712        73,371
        Amortization of capitalized                       623,170       244,526
           software development costs
        Provision for loss an accounts receivable          15,000         6,000
        Issuance of warrants for services rendered         99,000         3,000
        (Increase) decrease in:
           Accounts receivable                           (453,111)     (506,339)
           Inventories                                        375         2,963
           Prepaid expenses and other current assets     (191,169)      241,807
           Other assets                                   (41,654)       (3,800)
        Increase (decrease) in:
           Accounts payable and accrued expenses        1,034,059       658,396
           Deferred income                                246,347       717,525
                                                      ------------  ------------
  Net cash provided by (used in) operating activities     519,391      (488,654)
                                                      ------------  ------------
Cash flows from investing activities:
  Purchase of furniture and equipment                    (297,514)     (573,170)
  Capitalized computer software development cost         (272,961)     (263,276)
                                                      ------------  ------------
  Net cash used in investing activities                  (570,475)     (836,446)
                                                      ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  204,250       202,000
                                                      ------------  ------------
  Net cash provided by financing activities               204,250       202,000
                                                      ------------  ------------

Net increase (decrease) in cash                           153,166    (1,123,100)
Cash and cash equivalents, beginning of period          6,343,599    12,419,992
                                                      ------------  ------------
Cash and cash equivalents, end of period              $ 6,496,765   $11,296,892
                                                      ============  ============

                       Supplemental Cash Flow Information
                                                      $         0   $         0
Interest paid                                         ============  ============
Income taxes paid                                     $     1,070   $    13,263
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  ModaCAD, Inc.
                     Notes to Condensed Financial Statements

Note 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of ModaCAD, Inc. ("ModaCAD" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals with the exception of a $249,808 write-off of capitalized software development cost in relation to products sold in the first quarter of 1999. Operating results for the first quarter of 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.

Note 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Statement of Position 98-1

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the first quarter of 1999, the Company capitalized $272,960 of internal use software development costs.

Revenue Recognition

The Company recognizes revenue generated from vendor participation in the Company's on-line shopping Internet web-sites ("project participation fees") over the terms of the corresponding contracts in a manner that matches revenue with the related cost incurred to set up and manage vendor web-site content. Revenue generated from services provided to customers in the development and maintenance of their Internet web-sites ("web-site development and maintenance fees") is recognized over the terms of the corresponding contracts in a manner that matches revenue with the related cost incurred to develop and maintain the web-sites. Revenue generated from advertising on the Company's on-line shopping web-sites ("on-line advertising revenue") is recognized over the terms of the corresponding contracts on a straight-line basis. Revenue generated from the Company's fulfillment services provided to the Company's on-line shopping Internet web-site participant vendors ("transactional revenue") is recognized upon notification of shipment of the vendors' products by the Company's fulfillment warehouse. Revenue generated from referral of vendors' products to Internet consumers through the Company's on-line shopping Internet web-sites ("product referral fees") are similarly recognized upon notification of shipment of the products by the vendors.

                                  ModaCAD, Inc.
                     Notes to Condensed Financial Statements

Note 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes revenues related to software licenses and software maintenance in accordance with the AICPA SOP 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Revenue generated from Post Contract Customer Support is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

Comprehensive Income

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.
Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Note 3: COMMITMENTS

Employment Agreements

In 1998, the Company entered into two new employment agreements, expiring on December 31, 2005, with two key officers of the Company. Under the agreements, these officers receive aggregate annual salaries of $400,000 and a monthly aggregate automobile allowance of $1,200. In addition, these officers received aggregate signing bonuses of $200,000. Further, the Company shall pay an annual performance bonus to each officer for each calendar year of the employment term in an amount determined by the Compensation Committee of the Board.

In connection with the employment agreements, the same key officers were granted five-year options to purchase up to an aggregate 400,000 shares of the Company's common stock. Such options vest and become exercisable as follows: if the closing sale price of the Company's common stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employee agreements, options to purchase 50 shares of common stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date. The option exercise price at execution of the agreement was $15.875 per share, which is not less than the fair market value on the date of grant. As of March 31, 1999, no granted shares were vested.

                                  ModaCAD, Inc.
                     Notes to Condensed Financial Statements

Note 3: COMMITMENTS (Continued)

Line of Credit

In October 1998, the Company entered into a line of credit agreement with a bank, expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (7.75% at March 31, 1999). Terms of the agreement require the Company to maintain certain minimum financial ratios. The Company is in compliance with those financial ratios. As of March 31, 1999, no amounts have been drawn against the line of credit.

Note 4: STOCKHOLDERS' EQUITY

Warrants

In connection with the IPO in March 1996, the Company issued to the principal underwriter in the IPO, for $1,400, unit purchase warrants to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. As of March 31, 1999, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 114,700 shares of the Company's common stock and 114,700 redeemable common stock purchase warrants. Additionally, 30,800 of 114,700 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

In December 1996, the Company issued to an outside consultant for services provided to the Company warrants, expiring in December 1999, to purchase 250,000 shares of common stock at an exercise price of $5.00 per share. As of March 31, 1999, these warrants have not been exercised.

In July 1997, the Company issued to a financial advisor for services provided to the Company warrants, expiring in July 2002, to purchase 100,000 shares of common stock at an exercise price of $14.38 per share. As of March 31, 1999, these warrants have not been exercised.

In November 1997, the Company issued to its project co-developer for services provided to the Company warrants, expiring in November 2002, to purchase 126,316 shares of common stock at an exercise price of $19.00 per share. As of March 31, 1999, these warrants have not been exercised.

                                 ModaCAD, Inc.
                    Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY (Continued)

In June 1998, the Company issued to an outside promotion agency for services provided to the Company warrants, expiring in May 2003, to purchase 50,000 shares of common stock at an exercise price of $17.75 per share. In December 1998, the Company issued to the same agency for services provided to the Company additional warrants, expiring in November 2003, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share. In the first quarter of 1999, the Company issued to the same agency for services provided to the Company warrants to purchase a total of 24,999 shares of common stock warrants, expiring in December 2003, to purchase 8,333 shares of common stock at an exercise price of $16.68 per share; warrants, expiring January 2004, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share; warrants, expiring February 2004, to purchase 8,333 shares of common stock at an exercise price of $16.00 per share. As of March 31, 1999, these warrants have not been exercised.

In March 1999, the Company issued warrants, expiring in March 2004, to purchase 250,000 shares of common stock at an exercise price of $16.80 per share in consideration of business promotion services to be provided to the Company. As of March 31, 1999, these warrants have not been exercised.

In May 1996, the Company granted to one of its non-employee directors for services provided to the Company warrants, expiring in May 2001, to purchase 2,000 shares of common stock at an exercise price of $4.25 per share. In October 1998, in consideration for services provided to the Company, the Company repriced to $9.50 a five-year warrant, expiring July 2002, to purchase 8,000 shares of common stock that was granted to a non-employee director in July 1997 and two ten-year warrants, expiring October 2007, to purchase a total of 4,000 shares that were granted to two non-employee directors in October 1997. In October 1998, the Company granted to three non-employee directors in consideration of services rendered to the Company ten-year warrants, expiring October 2008, to purchase a total of 18,000 shares of common stock at an exercise price of $9.50 per share.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In June 1998, the Plan was further amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. As of March 31, 1999, 144,500 shares had been issued upon the exercise of options granted under the Plan; 1,397,954 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.69 to $20.06 per share and 107,546 shares remained available for additional option grants under the Plan.

                                  ModaCAD, Inc.
                     Notes to Condensed Financial Statements

Note 5: NET LOSS PER SHARE

Basic and diluted net loss per common shares are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted average number of outstanding common stock shares during the period. The Company has excluded all warrants and outstanding stock options from the calculation of diluted per share because all such securities are antidilutive for all period presented.

Note 6: SUBSEQUENT EVENTS

In November 1997, the Company entered into a Project Development Agreement with a project co-developer ("Co-developer"). Under the agreement, the Company had an obligation to the Co-developer for certain royalty payments in the form of cash and common stock purchase warrants in consideration of the Co-developer's contribution to the project development. In April 1999, the Company entered into a Stock and Warrant Purchase and Investor Rights Agreement with this Co-developer. Under the agreement, the Company issued to the Co-developer 455,218 shares of common stock and warrants to purchase 538,674 shares of common stock. The exercise of such warrants is subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders. In return, the Company's royalty obligation stated in the Project Development Agreement was terminated. Concurrently with this agreement, the Company entered into a Securities Purchase Agreement with each of four investors. Under such agreement, the investors purchased an aggregate of 776,827 shares of the Company's common stock and warrants to purchase an aggregate of 919,243 common stock shares of common stock. The exercise of such warrants is subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders. As a result of this offering, the Company received approximately $7,800,000 in net proceeds after paying costs associated with the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

General

The Company is in the business of developing, marketing, and supporting electronic commerce Internet sites, Internet enabled applications and business and consumer software products based on its proprietary technology for content management, including modeling and rendering technology. The Company's products utilize its proprietary modeling and rendering technology, operate on standard personal computers running Macintosh or Windows operating systems and are grouped into three principal product groups: Internet applications for e-commerce, consumer software (including Internet enabled software applications) and business-to-business applications (CAD and electronic merchandising products).

The Company is focusing its technology to build and deploy e-commerce Internet sites and Internet enabled applications, such as comparative search and shopping solutions aimed at facilitating businesses' use of electronic commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishing industries.

Results of Operations

The following table sets forth selected items from the Company's statements of operations for the periods ended March 31, 1999 and March 31, 1998 (in thousands) and the percentages that such items bear to net sales:

                                                Three  Months Ended March 31,
                                           -------------------------------------
                                                  1999               1998
                                           -----------------   -----------------
Net sales                                  $ 3,790    100.0%   $  964    100.0%
Cost of sales                                  119      3.1         8      0.8
Selling, general and administrative          2,420     63.9     1,545    160.3
Research and development                     1,661     43.8     1,215    126.1
Amortization of software development costs     623     16.5       245     25.4
                                           --------  -------   -------  -------
       Total expenses                        4,823    127.3     3,013    312.6
                                           --------  -------   -------  -------
Loss from operations                        (1,033)   (27.3)   (2,049)  (212.6)
Investment income                               48      1.3       123     12.8
                                           --------  -------   -------  -------
       Net loss                            $(  985)  (26.0%)  $(1,926)  (119.8%)
                                           ========  =======   =======  =======


Comparison of Three Months Ended March 31, 1999 and 1998

Net Sales

Net sales increased $2,826,000, or 293%, to $3,790,000 in the first quarter of 1999 from $964,000 in the first quarter of 1998 due to an increase of $2,829,000 in sales of the Company's business-to-business products (electronic merchandising and CAD products) and an increase of $124,000 in revenue from consulting services. These increases were offset by a decrease of $103,000 in revenues from the Company's consumer products, a decrease of $6,000 in revenues from training services and a decrease of $18,000 in maintenance fees.

Sales of business-to-business products increased $2,829,000, or 925%, to $3,135,000 in the first quarter of 1999 from $306,000 in the first quarter of 1998 primarily due to the sale of two of the Company's business-to-business product lines and the license of certain related technologies for an up-front fee of $3,000,000 during the first quarter of 1999. In March 1999, the Company entered into an agreement with one of its major competitors. Under the agreement, the Company sold two of its business-to-business product lines and licensed its cataloging software to such buyer for an up-front fee of $3,000,000 and additional support fees of up to $1,000,000 and a contingent payment up to $1,000,000 depending on future sales of the product lines sold to the buyer over the next 24 months. Except for the services related to the support services, the Company has no further obligations to this buyer (including further development of the products sold or the software licensed, as all development had been completed on such products and software). The sale of such product lines is part of the overall shift in ModaCAD's primary business focus from the business-to-business marketplace to the emerging consumer Internet electronic commerce market. As such, the revenues recognized from such sale did not arise from, and are not necessarily representative of, ModaCAD's ongoing business, and the Company expects future revenues from business-to-business products to decrease as a result of such sale.

Revenues generated from consumer products decreased $103,000, or 17%, to $488,000 in the first quarter of 1999 from $591,000 in the first quarter of 1998 due to lower project participation fees offered to its vendors in the first quarter of 1999 as compared to the first quarter of 1998. During the first quarter of 1999, the Company, as part of its strategy to develop its e-commerce model, has begun entering into Revenue Sharing and/or Product Referral agreements with its project participants. These agreements provide the Company to receive transactional revenues (shared with its project participants) and product referral fees (from its project participants) during the period of the agreements. No significant transactional revenues and product referral fees were generated during the first quarter of 1999 since most of the agreements were signed toward the end of the first quarter of 1999.

Consulting services increased $124,000 to $125,000 in the first quarter of 1999 from $1,000 in the first quarter of 1998 primarily due to $125,000 in revenue generated from one of the Company's major customers in connection with its purchase of the Company's business-to-business product lines in the first quarter of 1999. No such revenue was generated in the first quarter of 1998.

The training services decreased $6,000, or 27%, to $16,000 in the first quarter of 1999 from $22,000 in the first quarter of 1998 and maintenance fees decreased $18,000, or 41%, to $26,000 in the first quarter of 1999 from $44,000 the first quarter of 1998 primarily due to the Company's exit from its business-to-business marketplace (in connection with the Company's overall shift in its primary business focus, as discussed above), from which most training and maintenance fees were generated.

Cost of Sales

Cost of sales increased $111,000 to $119,000 in the first quarter of 1999 from $8,000 in the first quarter of 1998 due primarily to $117,000 in cost of sales related to the $3,000,000 sales and license of the Company's business-to-business products in the first quarter of 1999. No such cost of sales was incurred in the first quarter of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $875,000, or 57%, to $2,420,000 in the first quarter of 1999 from $1,545,000 in the first quarter of 1998 due to the following factors. Personnel costs increased $94,000, or 11%, to $955,000 in the first quarter of 1999 from $862,000 in the first quarter of 1998. The increase in personnel costs resulted from the hiring of additional personnel in late 1998 to support the Company's increased operating activities. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $513,000, or 104%, to $1,006,000 in the first quarter of 1999 from $493,000 in the first quarter of 1998. $505,000 of such increase was related to the Company's increasing marketing activities in the first quarter of 1999 to support its new e-commerce products. Also, professional services including accounting, legal and consulting services increased $236,000, or 152%, to $391,000 in the first quarter of 1999 from $155,000 in the first quarter of 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in the first quarter of 1999 compared to the first quarter of 1998 resulting from the Company's increased operating activities. Finally, rent and lease expense increased $21,000, or 70%, to $51,000 in the first quarter of 1999 from $30,000 in the first quarter of 1998 as a result of the Company's relocation to a larger facility in March 1998.

Research and Development

The Company incurred $1,934,000 of research and development costs during the first quarter of 1999, of which $273,000 was capitalized and $1,661,000 was expensed, compared to $1,486,000 for the first quarter of 1998, of which $271,000 was capitalized and $1,215,000 was expensed. The 30% increase in research and development expenditures from the first quarter of 1998 to the first quarter of 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects.

Amortization of Software Development Costs

The amortization of software development costs increased $378,000, or 154%, to $623,000 in the first quarter of 1999 from $245,000 in the first quarter of 1998 due primarily to a $250,000 write-off of the software capitalized cost related to the product lines sold to one of the Company's major customers in the first quarter of 1999. The remaining $128,000 increase is due to higher capitalized project costs being amortized in the first quarter of 1999 as compared to the first quarter of 1998.

Investment Income

Investment income decreased $75,000, or 61%, to $48,000 in the first quarter of 1999 from $123,000 in the first quarter of 1998 due to the decrease in income generated from a money market account in which the Company's fund are maintained. The decrease resulted from a lower average cash balance maintained in this account in the first quarter of 1999 as compared to the first quarter of 1998.

Income Taxes

The Company recorded no provision for income taxes during the first quarters of 1999 and 1998 due to the utilization of net operating loss carryforwards.

Liquidity and Resources of Capital

The Company's cash balance increased $153,166, or 2%, to $6,496,765 at March 31,1999 from $6,343,599 at December 31, 1998 primarily due to an increase of $519,391 in cash provided by the Company's operating activities and proceeds of $204,250 received by the Company in connection with stock options exercised by the Company's employees during the first quarter of 1999. These increases were offset by a decrease of $297,514 from cash used in purchase of furniture and equipment and a decrease of $272,961 from cash used in development of internal use computer software.

The Company's accounts receivable balance increased $453,112, or 51%, to $1,338,099 at March 31, 1999 from $884,987 at December 31, 1998. This increase (representing the total amount of sales generated in excess of the total amount of cash received from the Company's customers during the first quarter of 1999) was primarily due to greater revenues generated toward the end of the first quarter of 1999 compared to the prior quarter. The fees in the amount of $3,000,000 relating to the sale of the Company's two business-to-business product lines and the license of its technologies was collected in full in the first quarter of 1999.

The Company's prepaid expense and other current assets balance increased $190,796, or 48%, to $587,897 at March 31, 1999 from $397,101 at December 31,
1998 primarily due to $128,349 recorded at March 31, 1999 as a prepayment of the Company's advertising expense. No such prepayment was recorded at December 31, 1998.

The Company's accounts payable and accrued expenses balance increased $1,034,060, or 205%, to $1,537,258 at March 31, 1999 from $503,198 at December
31, 1998 primarily due to $405,093 of accrued payroll and related taxes and $225,000 of accrued advertising expense recorded as of March 31, 1999. No such accruals were recorded as of December 31, 1999. Additionally, accounts payable increased by $391,757 due to increased operating activities during the first quarter of 1999 compared to the prior quarter.

The Company's total shareholders' equity balance decreased $682,091, or 6%, to $11,627,600 at March 31, 1999 from $12,309,691 at December 31, 1998 primarily due to a net operating loss in the amount of $985,338 during the first quarter of 1999. The decrease was offset by proceeds in the amount of $204,250 received from the exercise of stock options to purchase a total of 21,500 shares of the Company's common stock by 13 employees during the first quarter of 1999. An increase of $99,000 resulted from the Company's issuance of warrants, valued at a total of $99,000, to purchase a total of 274,999 shares of common stock in the first quarter of 1999 in consideration of business promotion services provided (or to be provided) to the Company.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its receipt of approximately $7,800,000 in capital raised during April 1999 (as stated in Item 1: Financial Statement Note 6 under Part I in this report) and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 18 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

           None.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           (c)    Unregistered sales of equity securities.

                  Reference is made to the information on issuance during the period covered by this report of warrants to purchase 24,999 warrants, which reference appears in Note 4 under the heading "ModaCAD, Inc. Notes to Condensed Financial Statements" in Part I, Item 1 hereof, and which reference is incorporated herein. All such transactions are exempt from registration under Section 4(2)of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor. No public offering or public solicitation was used by the registrant in the placement of these securities.


Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                    *2.1 Agreement dated as of March 3, 1999 by and between Lectra Systems, Inc. and ModaCAD, Inc.1

                    27.1     Financial Data Schedule.1

           (b)    Reports on Form 8-K

                  ModaCAD filed a report on Form 8-K, dated March 5, 1999, relating to the Agreement dated as of March 3, 1999 by and between Lectra Systems, Inc. and ModaCAD, Inc.1



* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934. This exhibit does not include certain schedules and similar attachments. A list briefly identifying the contents of all omitted schedules has been provided in this exhibit. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule.


----------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ModaCAD, INC.


Date: May 24, 1999                             By:  /s/  MAURIZIO VECCHIONE
                                                    -----------------------
                                                    Maurizio Vecchione
                                                    President and
                                                    Chief Operating Officer

                                                    /s/  LEE FREEDMAN
                                                    -----------------------
                                                    Lee Freedman
                                                    Vice President, Finance and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



                                                       Sequentially
Exhibit Number              Description                Numbered Page

        *2.1        Agreement dated as of March 3, 1999 by and between Lectra
                    Systems, Inc. and ModaCAD, Inc.1


        27.1        Financial Data Schedule.1





* Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities Exchange Commission pursuant to Rule 24b-2 promulgated under the Exchange Act of 1934. This exhibit does not include certain schedules and similar attachments. A list briefly identifying the contents of all omitted schedules has been provided in this exhibit. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule.




----------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.