Form 10KSB/A
period 1998-12-31
MODACAD INC
filed 1999-06-04
CIK 1008130

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $6,681,280.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $48,277,215 based on the average bid and asked prices of $9.06 per share as quoted on the Nasdaq National Market on May 26, 1999.

The number of outstanding shares of the registrant's common stock, as of May 26, 1999, was 7,401,515.


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

                                    PART III

Item 10. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid during each of 1998, 1997 and 1996 to the Company's chief executive officer and other executive officers whose compensation exceeded $100,000 in 1998:

                                                               Long-Term
                                               Other      Compensation Awards
                                               Annual  -------------------------
                                               Compen-   Restricted   Securities
Name and             Fiscal                    sation   Stock Awards  Underlying
Principal Position    Year    Salary    Bonus    (1)         (2)       Options
--------------------------------------------------------------------------------
Joyce Freedman       1998   $200,000  $100,000   $7,200    $ 0        200,000
Chairman of the      1997   $150,000   $20,999   $4,800    $ 0         37,227
Board and Chief      1996   $150,000   $36,619   $4,800    $ 0             0
Executive Officer

Maurizio Vecchione   1998   $200,000  $100,000   $7,200    $ 0        200,000
President & Chief    1997   $150,000   $20,999   $4,800    $ 0         37,227
Operating Officer    1996   $150,000   $36,619   $4,800    $ 0             0

Lee Freedman         1998   $125,000   $   0     $4,800    $ 0         50,000
Vice President,      1997   $125,000   $   0     $4,800    $ 0             0
Finance & Chief      1996   $125,000   $   0     $4,800    $ 0             0
Financial Officer

Linda Freedman       1998   $125,000   $   0     $4,800    $ 0         85,000(3)
Vice President,      1997   $100,000   $32,261   $4,800    $ 0         55,000
Marketing            1996   $106,029   $24,710   $4,800    $25,965         0

Steven Gentry        1998   $120,000   $   0     $ 0       $39,687(4)  25,000
Vice President,      1997   $100,000   $   0     $ 0       $ 0             0
Engineering          1996    $90,833   $   0     $ 0       $19,470    180,000

____________________

(1) Other Annual Compensation consists of automobile allowances.

(2) As of December 31, 1998, Linda Freedman held 2,596 restricted shares valued at $44,132, and Steven Gentry held 6,490 restricted shares valued at $110,330, which values are based on the market value of the Company's Common Stock of $17.00 per share at December 31, 1998. The Company currently pays no dividends on Common Stock.

(3) Consists of options to purchase 25,000 shares granted during 1998 and options to purchase 60,000 shares granted in previous years which were repriced during 1998.

(4) Consists of 2,597 shares of restricted Common Stock granted to Steven Gentry during 1998, all of which shares were vested as of December 31, 1998. The Company currently pays no dividends on Common Stock.

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


                                Individual Grants
--------------------------------------------------------------------------------
                     Number of       Percent of Total   Exercise or
                Shares Underlying   Options Granted      Base Price   Expiration
    Name         Options Granted     to Employees in       ($/Sh)       Date
                                      Fiscal Year (1)
--------------------------------------------------------------------------------
Joyce Freedman      200,000(2)          23.8%            $15.88           4/7/08
Maurizio Vecchione  200,000(2)          23.8%            $15.88           4/7/08
Lee Freedman         25,000              3.0%            $15.88           4/7/08
Lee Freedman         25,000              3.0%            $16.13          4/15/08
Linda Freedman       25,000              3.0%             $9.50          4/15/08
Linda Freedman       10,000(3)(4)        1.5%(5)          $9.50          8/27/07
Linda Freedman       50,000(3)           7.7%(5)          $9.50         10/26/07
Steven Gentry        25,000              3.0%             $9.50          4/15/08

____________________

(1) The Company granted options to purchase an aggregate of 840,000 shares to employees in 1998.

(2) As of December 31, 1998, no options had vested or become exercisable.

(3) Represent options granted during 1998 in connection with option repricings, which repricings were effected through the cancellation of options granted in previous fiscal years and the grant of repriced options.

(4) As of December 31, 1998, 4,000 options had vested and were exercisable, and the balance will vest and become exercisable in three 2,000 share installments on October 24 of 1999, 2000 and 2001.

(5) The Company repriced options to purchase an aggregate of 649,000 shares in 1998.

Option Exercises and Year End Value Table

The following table sets forth information concerning option exercises during the last fiscal year by the executive officers named in the Summary Compensation Table and the value of options held by such officers as of December 31, 1998:

                                    Number of Securities   Value of Unexercised
                                     Underlying Options    In-the-Money Options
                                    at December 31, 1998   at December 31, 1998
                                                                           (1)
                                    --------------------   ---------------------
                  Shares       Value
                  Acquired    Realized
   Name          on Exercise    ($)           Unexercisable        Unexercisable
                     (#)             Exercisable          Exercisable
--------------------------------------------------------------------------------
Joyce Freedman          0          0     37,227   200,000           0   $224,000
Maurizio Vecchione      0          0     37,227   200,000           0   $224,000
Lee Freedman            0          0     50,000         0     $50,000          0
Linda Freedman          0          0     82,000     6,000    $625,890    $45,000
Steven Gentry      35,000   $406,875    160,000         0  $1,807,500          0

____________________

(1) Dollar value is based on the market value of the Company's Common Stock of $17.00 per share at December 31, 1998 minus the per share exercise price.


Compensation of Directors

Three non-employee members of the Board of Directors, Leslie Saleson, Peter Frank and Andrea Vecchione, received compensation in the form of warrants to purchase shares of Common Stock from the Company in 1998 for their service on the Board. In October 1998, the Company granted to each of Peter Frank, Leslie Saleson and Andrea Vecchione ten-year warrants to purchase 6,000 shares of Common Stock at an exercise price of $9.50 per share, 2,000 shares of which vested immediately and the balance of which vest in two 2,000 share installments on October 9 of 1999 and 2000. In October 1998, the Company repriced five-year warrants which had been granted to F. Stephen Wyle during 1997 to purchase a total of 8,000 shares of Common Stock, changing the exercise price on such warrants from $16.375 per share to $9.50 per share, which price was approximately equal to the average closing price of the Company's Common Stock on the NASDAQ National Market for the five trading days ended October 9, 1998. Also in October 1998, the Company repriced ten-year warrants that had been granted during 1997 to each of Leslie Saleson and Andrea Vecchione to purchase 2,000 shares of Common Stock at an exercise price of $17.25 per share, changing such exercise price to $9.50 per share, which price was approximately equal to the average closing price of the Company's Common Stock on the NASDAQ National Market for the five trading days ended October 9, 1998.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board of Directors currently consists of F. Stephen Wyle, Leslie Saleson and Peter Frank. None of these individuals was an officer or employee of the Company at any time during the 1998 Fiscal Year or at any other time. No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ModaCAD, Inc.


Date:  May 28, 1999                  By:   /s/  JOYCE FREEDMAN
                                             -------------------------
                                             Joyce Freedman
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  JOYCE FREEDMAN             Chairman of the Board and         May 28, 1999
------------------------         Co-Chief Executive Officer       --------------
      Joyce Freedman                                                   Date


/s/  MAURIZIO VECCHIONE          President,                        May 28, 1999
------------------------         Co-Chief Executive Officer       --------------
     Maurizio Vecchione          and Director                          Date



/s/  LEE FREEDMAN                Vice President, Finance,          May 28, 1999
------------------------         Chief Financial Officer and     ---------------
     Lee Freedman                Director                              Date


/s/  ANDREA VECCHIONE            Secretary and Director            May 28, 1999
------------------------                                          --------------
     Andrea Vecchione                                                  Date


/s/  STEPHEN WYLE                Director                          May 28, 1999
------------------------                                          --------------
     Stephen Wyle                                                      Date


/s/  PETER FRANK                 Director                          May 28, 1999
------------------------                                          --------------
     Peter Frank                                                       Date


/s/  LESLIE SALESON              Director                          May 28, 1999
------------------------                                          --------------
     Leslie Saleson                                                    Date