Form 10-Q/A
period 1999-03-31
MODACAD INC
filed 1999-06-07
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ModaCAD, Inc.
                            Condensed Balance Sheets

                                                       March 31,    December 31,
                                                         1999            1998
                                                      -----------   ------------
                                                      (Unaudited)     (Note 1)
                             Assets
Current assets:
      Cash and cash equivalents                      $ 6,496,765    $ 6,343,599
      Accounts receivable, net of allowance for        1,190,598        752,487
        doubtful account of $147,500 at March 31,
        1999 and $132,500 at December 31, 1998
      Prepaid expenses and other current assets          587,897        397,101
                                                     ------------   ------------
                    Total current assets               8,275,260      7,493,187

Capitalized computer software development costs,       2,663,835      3,014,043
    net of accumulated amortization of
    $6,662,275 at March 31, 1999 and $6,039,105
    at December 31, 1998 (Note 2)
Furniture and equipment, net of accumulated            2,584,458      2,459,656
    depreciation of $1,242,545 at March 31, 1999
    and $6,039,105 at December 31, 1998
Other assets                                             124,704         83,055
                                                     ------------   ------------
 Total assets                                        $13,648,257    $13,049,941
                                                     ============   ============

            Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses          $ 1,537,258    $   503,198
      Deferred income                                    483,399        237,052
                                                     ------------   ------------
                    Total current liabilities          2,020,657        740,250
                                                     ------------   ------------

Commitments (Note 3)

Stockholders' equity:
      Common stock; No par value; authorized          26,878,877     26,575,627
          15,000,000 shares; Issued and outstanding
          6,164,874 shares at March 31, 1999 and
          6,143,374 at December 31, 1998 (Note 4)
      Accumulated deficit                            (15,251,277)   (14,265,936)
                                                     ------------   ------------
                    Total stockholders' equity        11,627,600     13,409,691
                                                     ------------   ------------
 Total liabilities and stockholders' equity          $13,648,257    $13,049,941
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


                                                    ModaCAD, INC.


Date: June 7, 1999                             By:  /s/  MAURIZIO VECCHIONE
                                                    -----------------------
                                                    Maurizio Vecchione
                                                    President and
                                                    Chief Operating Officer

                                                    /s/  LEE FREEDMAN
                                                    -----------------------
                                                    Lee Freedman
                                                    Vice President, Finance and
                                                    Chief Financial Officer