Form 10-Q
period 1999-06-30
STYLECLICK COM INC
filed 1999-08-11
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

Commission file number 0-28088


                               STYLECLICK.COM INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         California                                      95-4145930
---------------------------------------      -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 3861 Sepulveda Blvd., Culver City                         90230
---------------------------------------      -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 751-2100
               --------------------------------------------------
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

The number of outstanding shares of the registrant's common stock, as of August 11, 1999, was 7,404,515.

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Styleclick.com Inc.
                            Condensed Balance Sheets

                                                       June 30,     December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                     (Unaudited)      (Note 1)
                                  Assets
Current assets:
      Cash and cash equivalents                      $ 8,462,744    $ 6,343,599
      Accounts receivable, net of                        841,642        752,487
        allowance for doubtful account of
        $280,000 at June 30, 1999 and
        $132,500 at December 31, 1998
      Prepaid expenses and other current assets        7,754,136        397,101
                                                     ------------   ------------
                    Total current assets              17,058,522      7,493,187

Capitalized computer software development costs,       2,718,878      3,014,043
    net of accumulated amortization of
    $6,882,814 at June 30, 1999 and $6,039,105
    at December 31, 1998 (Note 2)
Furniture and equipment, net of accumulated            2,690,912      2,459,656
    depreciation of $1,430,657 at June 30, 1999
    and $1,069,832 at December 31, 1998
Other assets                                              85,993         83,055
                                                     ------------   ------------
                           Total assets              $22,554,305    $13,049,941
                                                     ============   ============

                   Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses          $ 1,110,150        503,198
      Deferred income                                    502,522        237,052
                                                     ------------   ------------
                    Total current liabilities          1,612,672        740,250
                                                     ------------   ------------

Commitments (Note 3)

Stockholders' equity:
      Common stock; No par value; authorized          40,523,747     26,575,627
         15,000,000 shares; Issued and outstanding
         7,401,515 shares at June 30, 1999 and
         6,143,374 at December 31, 1998 (Note 4)
      Accumulated deficit                            (19,582,114)   (14,265,936)
                                                     ------------   ------------
                 Total stockholders' equity           20,941,633     12,309,691
                                                     ------------   ------------
                         Total liabilities and       $22,554,305    $13,049,941
                            stockholders' equity     ============   ============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                   Three Months                 Six Months
                                   Ended June 30,              Ended June 30,
                                 1999        1998         1999          1998
                           ------------  -----------  ------------  ------------
Net sales                  $   574,920    $3,630,487   $ 4,364,796  $ 4,594,740
                           ------------  -----------  ------------  ------------

Cost of sales                  203,863         9,553       322,874       17,499

Selling, general and         2,910,227     1,822,523     5,330,286    3,367,995
administrative

Research and development     1,680,979     1,259,851     3,342,065    2,475,145

Amortization of capitalized
software development costs     220,538       564,215       843,709      808,742

                           ------------  -----------  ------------  ------------
          Total expenses     5,015,607     3,656,142     9,838,934    6,669,381
                           ------------  -----------  ------------  ------------
Loss from operations        (4,440,687)      (25,655)   (5,474,138)  (2,074,641)

Investment income              109,849       129,394       157,962      252,277
                           ------------  -----------  ------------  ------------
Net income (loss)          $(4,330,838)   $  103,739   $(5,316,176) $(1,822,364)
                           ============  ===========  ============  ============

Basic income (loss) per
share (Note 5)             $     (0.59)   $     0.02  $     (0.79)  $     (0.30)
                           ============  ===========  ============  ============

Diluted income (loss) per
share (Note 5)             $     (0.59)   $     0.02  $     (0.79)  $     (0.30)
                           ============  ===========  ============  ============

Weighted average common
shares outstanding           7,279,515     6,076,361     6,721,111    6,062,798
                           ============  ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                    1999               1998
                                                --------------    --------------
Cash flows from operating activities:
   Net loss                                     $ (5,316,176)      $ (1,822,364)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation                                360,825            171,735
         Amortization of capitalized                 843,709            808,742
            software development costs
         Provision for loss an accounts               30,000            412,075
            receivable
         Issuance of common stock warrants           218,030              5,000
            for services rendered
         (Increase) decrease in:
            Accounts receivable                     (119,155)        (1,326,443)
            Inventories                                  375              3,563
            Prepaid expenses and other            (1,611,765)           380,894
               current assets
            Other assets                              (2,943)            (3,000)
         Increase (decrease) in:
            Accounts payable and accrued expenses    606,952            388,068
            Deferred income                          265,471            256,270
                                                --------------    --------------
   Net cash used in operating activities          (4,724,677)          (725,460)
                                                --------------    --------------

   Cash flows from investing activities:
      Purchase of furniture and equipment           (592,081)          (827,047)
      Capitalized computer software                 (548,543)          (475,624)
         development cost
                                                --------------    --------------
      Net cash used in investing activities       (1,140,624)        (1,302,671)
                                                --------------    --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock          7,984,446            465,963
                                                --------------    --------------
   Net cash provided by financing activities       7,984,446            465,963
                                                --------------    --------------

Net increase (decrease) in cash                    2,119,145         (1,562,168)
Cash and cash equivalents, beginning of period     6,343,599         12,419,992
                                                --------------    --------------
Cash and cash equivalents, end of period         $ 8,462,744       $ 10,857,824
                                                ==============    ==============

                       Supplemental Cash Flow Information

Interest paid                                    $         0       $         0
                                                ==============    ==============
Income taxes paid                                $     1,070       $    13,263
                                                ==============    ==============

  The accompanying notes are an integral part of these financial statements.

                              Styleclick.com Inc.
                       Condensed Statements Of Operations
                                   (Continued)

During the first six months of 1999, the Company recorded an increase in prepaid expenses and common stock of $5,963,674 due to the issuance of 455,218 shares of the Company's common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to a project co-developer and the issuance of warrants to purchase a total of 401,667 shares of common stock in consideration of business promotion services provided (or to be provided) to the Company. $218,405 of the $5,963,674 increase in prepaid expenses were expensed during the first six months of 1999.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Styleclick.com Inc. ("Styleclick" or the "Company"), formerly known as Modacad, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals with the exception of a $249,808 write-off of capitalized software development cost in connection with the sale of a product line in the first quarter of 1999. Operating results for the first six months of 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, as amended.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Statement of Position 98-1

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the first six months of 1999, the Company capitalized $548,543 of internal use software development costs.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenues generated from vendor participation in the Company's CD-ROM applications ("CD-ROM participation fees") and the Company's on-line shopping Internet web-sites ("project participation fees") over the terms of the corresponding contracts in a manner that matches revenue with the related cost incurred to set up and manage vendor web-site content. Revenue generated from services provided to customers in the development and maintenance of their Internet web-sites ("web-site development and maintenance fees") is recognized over the terms of the corresponding contracts in a manner that matches revenue with the related cost incurred to develop and maintain the web-sites. Revenue generated from advertising on the Company's on-line shopping web-sites ("on-line advertising revenue") is recognized over the terms of the corresponding contracts on a straight-line basis. Revenue generated from the Company's fulfillment services provided to the Company's on-line shopping Internet web-site participant vendors ("transactional revenue") is recognized based on a percentage of gross revenues from the related transactions upon notification of shipment of the vendors' products by the Company's fulfillment warehouse. Revenue generated from referral of vendors' products to Internet consumers through the Company's on-line shopping Internet web-sites ("product referral fees") are recognized based on a percentage of gross revenues from the related transactions according to the Company's on-line transactional tracking reports.

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

Note 3: COMMITMENTS

Employment Agreements

In 1998, the Company entered into two new employment agreements, expiring on December 31, 2005, with two key officers of the Company. Under the agreements, these officers receive aggregate annual salaries of $400,000 and monthly aggregate automobile allowances of $1,200. In addition, these officers received aggregate signing bonuses of $200,000. Further, the Company shall pay an annual performance bonus to each officer for each calendar year of the employment term in an amount determined by the Compensation Committee of the Board.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 3: COMMITMENTS (Continued)

In connection with the employment agreements, the same key officers were granted five-year options to purchase up to an aggregate of 400,000 shares of the Company's common stock. Such options vest and become exercisable as follows: if the closing sale price of the Company's common stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employee agreements, options to purchase 50 shares of common stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date. The exercise price for such options is $15.875 per share, which is not less than the fair market value on the date of grant. As of June 30, 1999, no granted shares were vested.

Line of Credit

In October 1998, the Company entered into a line of credit agreement with a bank, expiring in September 1999, which provides for borrowings of up to $1,000,000. Borrowings under the agreement are secured by the Company's accounts receivable and bear interest at the bank's prime rate (7.75% at June 30, 1999). Terms of the agreement require the Company to maintain certain minimum financial ratios. The Company is in compliance with those financial ratios. As of June 30, 1999, no amounts have been drawn against the line of credit.

E-Commerce Marketing Agreement

In June 1999, the Company entered into a two-year interactive marketing agreement with an Internet Portal company ("Portal"). Under the agreement, the Portal will promote the Company's E-commerce Internet web-site in several areas of the Portal's Internet web-sites. In consideration of such promotion, in June 1999 the Company issued to the Portal warrants, expiring in December 2001, to purchase 100,000 shares of the Company's common stock at an exercise price of $12.34 per share. Additionally, the Company will provide payments to the Portal totaling up to $7.5 million in cash according to the payment schedule through January 2001stated on the agreement. As of June 30, 1999, the Company had paid $1.5 million in cash to the Portal under this agreement.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY

Common Stock and Warrants

In November 1997, the Company issued to its project co-developer ("Co-developer") for services provided to the Company warrants, expiring in November 2002, to purchase 126,316 shares of common stock at an exercise price of $19.00 per share. Under the Project Development Agreement with the Co-developer, the Company had an obligation to the Co-developer for certain royalty payments in the form of cash and common stock purchase warrants in consideration of the Co-developer's contribution to the project development. In April 1999, the Company entered into a Stock and Warrant Purchase and Investor Rights Agreement ("Purchase Agreement") with this Co-developer. Under the Purchase Agreement, the Company issued to the Co-developer 455,218 shares of common stock, warrants, expiring in April 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 159,326 shares of common stock at an exercise price of $10.98 per share. The exercise of such warrants was subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders. In return, the Company's royalty obligation stated in the Project Development Agreement with the Co-developer was terminated. Concurrently with the Purchase Agreement, the Company entered into a Securities Purchase Agreement with each of four investors. Under such agreement, the investors purchased an aggregate of 776,827 shares of the Company's common stock, warrants, expiring in April 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 271,889 shares of common stock at an exercise price of $13.73 per share. The exercise of such warrants was subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders. As a result of this offering, the Company received approximately $7,800,000 in net proceeds after paying costs associated with the offering. Upon completion of these transactions, the Company issued to two placement agents in consideration of services rendered to the Company in connection with the sale of the Company' s common stock and warrants to these investors warrants, expiring in April 2004, to purchase 15,536 shares of common stock at an exercise price of $10.98 per share. The exercise of such warrants was subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders.

Warrants

In connection with the Company's IPO in March 1996, the Company issued to the principal underwriter in the IPO, for $1,400, unit purchase warrants to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. As of June 30, 1999, the underwriter (or assignees of the underwriter) exercised a portion of the unit purchase warrants to purchase an aggregate of 114,700 shares of the Company's common stock and 114,700 redeemable common stock purchase warrants. Additionally, 30,800 of 114,700 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY (Continued)

In December 1996, the Company issued to an outside consultant for services provided to the Company warrants, expiring in December 1999, to purchase 250,000 shares of common stock at an exercise price of $5.00 per share. As of June 30, 1999, these warrants had not been exercised.

In July 1997, the Company issued to a financial advisor for services provided to the Company warrants, expiring in July 2002, to purchase 100,000 shares of common stock at an exercise price of $14.38 per share. As of June 30, 1999, these warrants had not been exercised.

In June 1998, the Company issued to an outside promotion agency for services provided to the Company warrants, expiring in May 2003, to purchase 50,000 shares of common stock at an exercise price of $17.75 per share. In December 1998, the Company issued to the same agency for services provided to the Company additional warrants, expiring in November 2003, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share. During the six months ended June 30, 1999, the Company issued to the same agency for services provided to the Company warrants, expiring in December 2003, to purchase 8,333 shares of common stock at an exercise price of $16.68 per share, warrants, expiring in January 2004, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share, warrants, expiring in February 2004, to purchase 8,333 shares of common stock at an exercise price of $16.00 per share, warrants, expiring in March 2004, to purchase 8,333 shares of common stock at an exercise price of $11.56 per share and warrants, expiring in April 2004, to purchase 8,335 shares of common stock at an exercise price of $11.88 per share. As of June 30, 1999, these warrants had not been exercised.

In March 1999, the Company issued warrants, expiring in March 2004, to purchase 250,000 shares of common stock at an exercise price of $16.80 per share in consideration of business promotion services to be provided to the Company. As of June 30, 1999, these warrants had not been exercised.

In June 1999, the Company issued to an Internet portal company in connection with a two-year E-commerce marketing agreement warrants, expiring in December 2001, to purchase up to 100,000 shares of common stock at an exercise price of $12.34 per share. As of June 30, 1999, these warrants had not been exercised.

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

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In June 1998, the Plan was further amended, upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. In May 1999, the Plan was further amended, contingent upon receipt of shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 1,650,000 to 2,500,000 shares. As of June 30, 1999, 146,500 shares had been issued upon the exercise of options granted under the Plan; 1,692,954 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.69 to $20.06 per share and no shares remained available for additional option grants under the Plan.

Note 5: NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic net income per share, basic net loss per share and diluted net loss per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Note 6: SUBSEQUENT EVENTS

During its annual meeting held in July 1999, the Company's shareholders approved all of the resolutions proposed by the Company's Board of Directors including changing the legal name of the Company to Styleclick.com Inc.; amending the Company's stock option plan to increase the number of shares authorized for issuance under the Plan from 1,650,000 to 2,500,000; approving the issuance of up to 538,674 shares of the Company's common stock issuable to its Co-developer upon exercise of warrants purchased by the Co-developer pursuant to the Stock and Warrant Purchase and Investor Rights Agreement the Company entered into with the Co-developer in April 1999; approving the issuance of up to 919,243 shares of the Company's common stock issuable to four investors upon exercise of warrants purchased by the investors pursuant to the Securities Purchase Agreement the Company entered into with each of the four investors in April 1999 and approving the issuance of up to 33,921 shares of the Company's common stock issuable to the placement agents in consideration of services rendered to the Company in connection with the sale of the Company's common stock and warrants to such investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

General

The Company is in the business of developing, marketing, and supporting electronic commerce ("E-commerce") Internet web-sites, Internet enabled applications and business and consumer software products based on its proprietary technology for content management, including modeling and rendering technology. The Company has three principal product groups: E-commerce Internet web-sites, consumer software including Internet enabled software applications ("consumer CD-ROM products") and business-to-business applications including CAD and electronic merchandising products ("business-to-business products").

Since 1998, the Company has divested many of its products in the business-to-business and consumer software and has focused its primary business from the business-to-business marketplace to the emerging consumer Internet electronic commerce market. The Company is focusing its technology to build and deploy E-commerce Internet sites, such as comparative search and shopping solutions aimed at facilitating businesses' use of electronic commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishing industries.

Revenues  generated from the Company's  E-commerce  Internet  web-sites  include revenues received in connection with (i) services provided to customers in the development and maintenance of their Internet web-sites ("web-site development and maintenance fees"), (ii) vendors' participation in the Company's on-line shopping Internet web-sites ("project participation fees"), (iii) advertising on the Company's on-line shopping web-sites ("on-line advertising revenue"), (iv) the Company's fulfillment services provided to the Company's on-line shopping Internet web-site participant vendors ("transactional revenue") and (v) referral of vendors' products to Internet consumers through the Company's on-line shopping Internet web-sites ("product referral fees"). Revenues from project participation fees, web-site development and maintenance fees and on-line advertising revenue are recognized over the terms of the corresponding contracts. Transactional revenue and product referral fees are recognized based on a percentage of gross revenues from the related transactions. Transactional revenue is recorded upon notification of shipment of the vendors' products by the Company's fulfillment warehouse. Product referral fees are recorded based upon the Company's on-line transactional tracking reports.

Revenues generated from the Company's consumer CD-ROM products include revenues received in connection with: (i) sales of the Company's developed consumer CD-ROM products and (ii) vendors' participation in the Company's developed CD-ROM applications ("CD-ROM participation fees"). Sales of the products are recognized at the time of shipment. Revenues from CD-ROM participation fees are recognized over the terms of the corresponding contracts.

Revenues generated from the Company's business-to-business products include revenues received in connection with: (i) sales and licenses of the Company's developed business-to-business products and (ii) software maintenance revenues. Sales and licenses of the products are recognized at the time of shipment. Revenue generated from software maintenance is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

Results of Operations

Comparison of Three Months Ended June 30, 1999 and 1998

The following table sets forth selected items from the Company's statements of operations for the periods ended June 30, 1999 and June 30, 1998 (in thousands) and the percentages that such items bear to net sales:



                                       Three  Months Ended June 30,
                           -----------------------------------------------------
                                     1999                        1998
                           -------------------------   -------------------------
Net sales                  $    575         100.0 %     $  3,631        100.0 %
Cost of sales                   204          35.4             10          0.3
Selling, general and          2,910         506.1          1,823         50.2
   administrative
Research and development      1,681         292.4          1,259         34.7
Amortization of software        221          38.4            564         15.5
   development costs
                           ----------   ------------   -----------   -----------
  Total expenses              5,016         872.3          3,656        100.7
                           ----------   ------------   -----------   -----------
Loss from operations         (4,441)       (772.3)           (25)        (0.7)
Investment income               110          19.1            129          3.6
                           ----------   ------------   -----------   -----------
  Net income (loss)        $ (4,331)       (753.2)%      $   104          2.9 %
                           ==========   ============   ===========   ===========


Net Sales

Net sales decreased $3,056,000, or 84%, to $575,000 in the second quarter of 1999 from $3,631,000 in the second quarter of 1998 due to a decrease of $509,000 in sales of the Company's business-to-business products (electronic merchandising and CAD products), a decrease of $2,780,000 in revenues from the Company's consumer CD-ROM products, a decrease of $1,000 in revenues from training services and a decrease of $41,000 in maintenance fees. These decreases were offset by an increase of $150,000 in revenue generated from the Company's E-commerce Internet web-sites and an increase of $125,000 in revenue from consulting services.

Revenues generated from the Company's E-commerce Internet web-sites were $150,000 in the second quarter of 1999 as compared to no such revenue generated in the second quarter of 1998. The $150,000 in revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees and on-line advertising revenue. During the first six months of 1999, the Company, as part of its strategy to develop its E-commerce business model, began entering into revenue sharing and/or product referral agreements with its project participants. Under these agreements, the Company will receive transactional revenues (shared with its project participants) and product referral fees (from its project participants) during the terms of such agreements. Since the Company's on-line shopping Internet web-site was launched at the end of the first quarter of 1999, the Company had not generated significant transactional revenues and product referral fees during the second quarter of 1999.

Revenues generated from consumer CD-ROM products decreased $2,780,000, or 94%, to $170,000 in the second quarter of 1999 from $2,950,000 in the second quarter of 1998 primarily due to $1,980,000 of revenue generated during the second quarter of 1998 from the one-time license of the Company's 3-D Home Interiors product to its publisher and $500,000 of revenue generated in connection with the Company's developing CD-ROM applications in the second quarter of 1998. Such revenues were not repeated in the second quarter of 1999 as the Company has shifted its primary business focus to the emerging consumer Internet E-commerce market. $300,000 of the decrease was due to lower CD-ROM participation revenues generated from the Company's consumer CD-ROM applications in the second quarter of 1999 as compared to the second quarter of 1998. The decrease in CD-ROM participation revenues resulted from the Company's strategy to shift its marketing focus to Internet E-commerce during the second quarter of 1999.

Sales of business-to-business products decreased $509,000, or 87%, to $79,000 in the second quarter of 1999 from $588,000 in the second quarter of 1998 primarily due to the Company's exiting its business-to-business marketplace by selling two of its business-to-business product lines in the first quarter of 1999 to one of its major competitors in the business-to-business market. As a result of such sales, the Company generated less sales from its business-to-business products in the second quarter of 1999 as compared to the second quarter of 1998.

Consulting services increased $125,000 due to revenue generated from the purchaser of two of the Company's business-to-business product lines in March 1999. No revenue was generated from consulting services in the second quarter of 1998.

Training services decreased $1,000, or 14%, to $6,000 in the second quarter of 1999 from $7,000 in the second quarter of 1998, and maintenance fees decreased $41,000, or 48%, to $44,000 in the second quarter of 1999 from $85,000 in the second quarter of 1998, primarily due to the Company's overall shift in its primary business away from the business-to-business marketplace, as discussed above, from which most training and maintenance fees were generated.

Cost of Sales

Cost of sales increased $194,000 to $204,000 in the second quarter of 1999 from $10,000 in the second quarter of 1998 due primarily to a $158,000 non-cash charge in royalty expense to Intel Corp. ("Intel"), the Company's project co-developer, and a $4,000 license fee paid for Internet web-site development during the second quarter of 1999. No such costs of sales were incurred in the second quarter of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,087,000, or 60%, to $2,910,000 in the second quarter of 1999 from $1,823,000 in the second quarter of 1998 due to the following factors. Personnel costs increased $421,000, or 59%, to $1,131,000 in the second quarter of 1999 from $710,000 in the second quarter of 1998. The increase in personnel costs resulted from the hiring of additional personnel in late 1998 to support the Company's increased operating activities and $200,000 of bonuses paid to the Company's executives in the second quarter of 1999. Additionally, during the second quarter of 1999 certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $810,000, or 184%, to $1,250,000 in the second quarter of 1999 from $440,000 in the second quarter of 1998. Of that increase, $751,000 was related to the Company's increased marketing activities during the second quarter of 1999 to support its new E-commerce products. Additionally, professional services including accounting, legal and consulting services increased $264,000, or 130%, to $467,000 in the second quarter of 1999 from $203,000 in the second quarter of 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in the second quarter of 1999 compared to the second quarter of 1998, resulting from the Company's increased operating activities. Finally, bad debt expense decreased $391,000, or 96%, to $15,000 in the second quarter of 1999 from $406,000 in the second quarter of 1998. Such decrease was primarily attributable to the additional bad debt reserve in the amount of $402,000 recorded by the Company during the second quarter of 1998 upon the Company's review of certain specific accounts. No such additional reserve was recorded in the second quarter of 1999.

Research and Development

The Company incurred $1,957,000 of research and development expenditures during the second quarter of 1999, of which $276,000 was capitalized and $1,681,000 was expensed, compared to $1,481,000 for the second quarter of 1998, of which $222,000 was capitalized and $1,259,000 was expensed. The 32% increase in research and development expenditures from the second quarter of 1998 to the second quarter of 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects.

Amortization of Software Development Costs

The amortization of software development costs decreased $343,000, or 61%, to $221,000 in the second quarter of 1999 from $564,000 in the second quarter of 1998 due primarily to a $341,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of the product's license to the Company's publisher in the second quarter of 1998. There was no corresponding write-off in the second quarter of 1999.

Investment Income

Investment income decreased $19,000, or 15%, to $110,000 in the second quarter of 1999 from $129,000 in the second quarter of 1998 due to the decrease in income generated from a money market account in which the Company's funds are maintained. The decrease resulted from a lower average cash balance maintained in this account in the second quarter of 1999 as compared to the second quarter of 1998.

Income Taxes

The Company recorded no provision for income taxes during the second quarters of 1999 and 1998 due to the utilization of net operating loss carryforwards.

Comparison of Six Months Ended June 30, 1999 and 1998

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                         Six  Months Ended June 30,
                           -----------------------------------------------------
                                     1999                        1998
                           -------------------------   -------------------------
Net sales                  $  4,365         100.0 %      $ 4,595        100.0 %
Cost of sales                   323           7.4             17          0.4
Selling, general and          5,330         122.1          3,368         73.3
   administrative
Research and development      3,342          76.6          2,475         53.9
Amortization of software        844          19.3            809         17.6
   development costs       ----------   ------------   -----------   -----------
      Total expenses          9,839         225.4          6,669        145.2
                           ----------   ------------   -----------   -----------
Loss from operations         (5,474)       (125.4)        (2,074)       (45.2)
Investment income               158           3.6            252          5.5
                           ----------   ------------   -----------   -----------
  Net loss                 $ (5,316)       (121.8)%      $(1,822)       (39.7)%
                           ==========   ============   ===========   ===========


Net Sales

Net sales decreased $230,000, or 5%, to $4,365,000 in the first six months of 1999 from $4,595,000 in the first six months of 1998 due to a decrease of $2,943,000 in revenues from the Company's consumer CD-ROM products, a decrease of $7,000 in revenues from training services and a decrease of $59,000 in maintenance fees. These decreases were offset by an increase of $2,320,000 in sales of the Company's business-to-business products (electronic merchandising and CAD products), an increase of $210,000 in revenue generated from the Company's E-commerce Internet web-sites and an increase of $249,000 in revenue from consulting services.

Revenues generated from the Company's E-commerce Internet web-sites were $210,000 in the first six months of 1999 as compared to no such revenue generated in the first six months of 1998. The $210,000 revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees and on-line advertising revenue. During the first six months of 1999, the Company, as part of its strategy to develop its E-commerce business model, began entering into revenue sharing and/or product referral agreements with its project participants. Under these agreements, the Company will receive transactional revenues (shared with its project participants) and product referral fees (from its project participants) during the term of such agreements. Since the Company's on-line shopping Internet web-site was launched at the end of the first quarter of 1999, the Company had not generated significant transactional revenues and product referral fees during the first six months of 1999.

Revenues generated from consumer CD-ROM products decreased $2,943,000, or 83%, to $599,000 in the first six months of 1999 from $3,542,000 in the first six months of 1998 primarily due to $1,980,000 of revenue generated during the first six months of 1998 from the one-time license of the Company's 3-D Home Interiors product to its publisher and $500,000 of revenue generated in connection with the Company's developing CD-ROM applications in the first six months of 1998. Such revenues were not repeated in the first six months of 1999 as the Company has shifted its primary business focus to the emerging consumer Internet E-commerce market. $463,000 of the decrease was due to lower CD-ROM participation revenues generated from the Company's consumer CD-ROM applications in the first six months of 1999 as compared to the first six months of 1998. The decrease in CD-ROM participation revenues resulted from the Company's strategy to shift its marketing focus to Internet E-commerce during the first six months of 1999.

Sales of business-to-business products increased $2,320,000, or 260%, to $3,214,000 in the first six months of 1999 from $894,000 in the first six months of 1998 primarily due to the sale of two of the Company's business-to-business product lines and the license of certain related technologies for an up-front fee of $3,000,000 during the first six months of 1999. In March 1999, the Company entered into an agreement with one of its major competitors. Under the agreement, the Company sold two of its business-to-business product lines and licensed its cataloging software to such buyer for an up-front fee of $3,000,000, additional support fees of up to $1,000,000, and a contingent payment of up to $1,000,000 depending on future sales over the next 24 months generated from the product lines sold to the buyer. Except for support services, the Company has no further obligations to this buyer (including further development of the products sold or the software licensed, as all development had been completed on such products and software). The sale of such product lines is part of the overall shift in Styleclick's primary business focus from the business-to-business marketplace to the emerging consumer Internet electronic commerce market. As such, the revenues recognized from such sale did not arise from, and are not necessarily representative of, Styleclick's ongoing business. As a result of such sales, the Company generated less sales from its business-to-business products in the second quarter of 1999 as compared to the second quarter of 1998.

Consulting services increased $249,000 to $250,000 in the first six months of 1999 from $1,000 in the first six months of 1998 primarily due to $250,000 in revenue generated from the purchaser of two of the Company's business-to-business product lines in the first quarter of 1999. No such revenue was generated in the first six months of 1998.

Training services decreased $7,000, or 25%, to $21,000 in the first six months of 1999 from $28,000 in the first six months of 1998, and maintenance fees decreased $59,000, or 41%, to $70,000 in the first six months of 1999 from $129,000 in the first six months of 1998, primarily due to the Company's overall shift in its primary business focus away from the business-to-business marketplace, as discussed above, from which most training and maintenance fees were generated.

Cost of Sales

Cost of sales increased $306,000 to $323,000 in the first six months of 1999 from $17,000 in the first six months of 1998 due primarily to $117,000 in cost of sales incurred in connection with the $3,000,000 sale and license of certain of the Company's business-to-business products in the first quarter of 1999, and a $158,000 non-cash charge in royalty expense to Intel, the Company's project co-developer and a $4,000 license fee paid for Internet web-site development in the second quarter of 1999. No such costs of sales were incurred in the first six months of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,962,000, or 58%, to $5,330,000 in the first six months of 1999 from $3,368,000 in the first six months of 1998 due to the following factors. Personnel costs increased $515,000, or 33%, to $2,087,000 in the first six months of 1999 from $1,572,000 in the first six months of 1998. The increase in personnel costs resulted from the hiring of additional personnel in late 1998 to support the Company's increased operating activities and $200,000 of bonuses paid to the Company's executives in the second quarter of 1999. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $1,323,000, or 142%, to $2,256,000 in the first six months of 1999 from $933,000 in the first six months of 1998. Of that increase, $1,256,000 was related to the Company's increased marketing activities during the first six months of 1999 to support its new E-commerce products. Additionally, professional services including accounting, legal and consulting services increased $500,000, or 140%, to $858,000 in the first six months of 1999 from $358,000 in the first six months of 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in the first six months of 1999 compared to the first six months of 1998, resulting from the Company's increased operating activities. Finally, bad debt expense decreased $382,000, or 93%, to $30,000 in the six months of 1999 from $412,000 in the first six months of 1998. Such decrease was primarily attributable to the additional bad debt reserve in the amount of $402,000 recorded by the Company during the first six months of 1998 upon the Company's review of certain specific accounts. No such additional reserve was recorded in the first six months of 1999.

Research and Development

The Company incurred $3,891,000 of research and development expenditures during the first six months of 1999, of which $549,000 was capitalized and $3,342,000 was expensed, compared to $2,967,000 for the first six months of 1998, of which $492,000 was capitalized and $1,355,000 was expensed. The 31% increase in research and development expenditures from the first six months of 1998 to the first six months of 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects.

Amortization of Software Development Costs

The amortization of software development costs increased $35,000, or 4%, to $844,000 in the first six months of 1999 from $809,000 in the first six months of 1998 due primarily to a $250,000 write-off of the capitalized software cost related to the product lines sold to one of the Company's major customers in the first six months of 1999. The write-off was offset by a $341,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of the product's license to the Company's publisher in the second quarter of 1998. The remaining $126,000 increase is due to higher capitalized project costs being amortized in the first six months of 1999 as compared to the first six months of 1998.

Investment Income

Investment income decreased $94,000, or 37%, to $158,000 in the first six months of 1999 from $252,000 in the first six months of 1998 due to the decrease in income generated from a money market account in which the Company's funds are maintained. The decrease resulted from a lower average cash balance maintained in this account in the first six months of 1999 as compared to the first six months of 1998.

Income Taxes

The Company recorded no provision for income taxes during the first six months of 1999 and 1998 due to the utilization of net operating loss carryforwards.

Liquidity and Resources of Capital

The Company's cash balance increased $2,119,145, or 33%, to $8,462,744 at June 30, 1999 from $6,343,599 at December 31, 1998 primarily due to an increase of $223,250 received by the Company in connection with stock options exercised by the Company's employees during the first six months of 1999 and net proceeds of $7,761,196 received by the Company in connection with the issuance of 776,827 shares of its common stock in April 1999. These increases were offset by a decrease of $4,724,677 in cash used by the Company in its operating activities; a decrease of $592,081 resulting from cash used for the purchase of furniture and equipment and a decrease of $548,543 resulting from cash used in development of internal use computer software.

The Company's accounts receivable balance increased $236,655, or 27%, to $1,121,642 at June 30, 1999 from $884,987 at December 31, 1998. This increase
(representing the total amount of sales generated in excess of the total amount of cash received from the Company's customers during the first six months of
1999) was primarily due to a $209,815 receivable balance related to the service agreements the Company entered into with its customers during the first six months of 1999, under which payments were scheduled to be made subsequent to June 30, 1999.

The Company's prepaid expenses and other current assets balance increased $7,357,035 to $7,754,136 at June 30, 1999 from $397,101 at December 31, 1998 primarily due to a $5,538,674 prepayment recorded in April 1999 in connection with the issuance of 455,218 shares of the Company's common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to Intel, its project co-developer, as a prepayment of royalties and a $1,700,000 prepayment recorded in June 1999 in connection with a two-year e-commerce marketing agreement entered into by the Company with an Internet portal company as a prepayment of future marketing expense.

The Company's accounts payable and accrued expenses balance increased $606,952 to $1,110,150 at June 30, 1999 from $503,198 at December 31, 1998 primarily due to $364,205 of accrued payroll and related taxes recorded as of June 30, 1999. No such accruals were recorded as of December 31, 1998. Additionally, accrued legal service fees increased approximately $120,000 from December 31, 1998 to June 30, 1999 due to legal services in connection with the Company's increased operating activities during the first six months of 1999.

The Company's total shareholders' equity balance increased $8,631,942, or 70%, to $20,941,633 at June 30, 1999 from $12,309,691 at December 31, 1998 primarily due to $7,761,196 net proceeds received from the issuance of a total of 776,827 shares of the Company's common stock to four of its investors in April 1999 and $223,250 proceeds received from the exercise of stock options to purchase a total of 23,500 shares of the Company's common stock by 14 employees during the first six months of 1999. Additionally, an increase of $5,538,674 resulted from the Company's issuance of 455,218 shares of the its common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to Intel in April 1999. Finally, an increase of $425,000 resulted from the Company's issuance of warrants to purchase 401,667 shares of common stock in the first six months of 1999 in consideration of business promotion services provided (or to be provided) to the Company. The increase was offset by a net operating loss in the amount of $5,316,176 during the first six months of 1999.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's products. Together with its existing capital and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 12 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

          During the quarter ended June 30, 1999, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "1993 Act"):

          (a) In April 1999, in consideration of a waiver of the future royalties to be paid to its project co-developer, the Company issued to such co-developer 455,218 shares of common stock, warrants, expiring in April 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 159,326 shares of common stock at an exercise price of $10.98 per share.

               In April 1999, in consideration of approximately $7,800,000 in net proceeds after paying costs associated with the offering, the Company issued to four investors an aggregate of 776,827 shares of the Company's common stock, warrants, expiring in April 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 271,889 shares of common stock at an exercise price of $13.73 per share. Upon completion of these transactions, the Company issued to two placement agents in consideration of services rendered to the Company in connection with the sale of the Company' s common stock and warrants to these investors warrants, expiring in April 2004, to purchase 15,536 shares of common stock at an exercise price of $10.98 per share.

          (b) In April, the Company issued to an outside promotion agency for services provided to the Company warrants, expiring in March 2004, to purchase 8,333 shares of common stock at an exercise price of $11.56 per share. In May 1999, the Company issued to the same agency for services provided to the Company additional warrants, expiring in April 2004, to purchase 8,335 shares of common stock at an exercise price of $11.88 per share.

          (c) In June 1999, the Company issued to an Internet portal company for services provided to the Company warrants, expiring in December 2001, to purchase up to 100,000 shares of common stock at an exercise price of $12.34 per share.

          Exemption from the registration provisions of the 1933 Act for all of the transactions described above is claimed pursuant to Section 4(2) of the 1933 Act and/or Rule 506 of Regulation D promulgated thereunder on the grounds that such transactions did not involve any public offering. The purchasers in such transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates evidencing the securities issued in such transactions. All purchasers either received adequate information about the Company or had access to such information.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               *10.1 E-Commerce Marketing Agreement between the Registrant and America Online dated June 30, 1999(1)

                27.1     Financial Data Schedule.(1)

          (b)  Reports on Form 8-K

               Styleclick filed a report on Form 8-K, dated April 9, 1999, relating to the Securities Purchase Agreement dated as of April 7, 1999, entered into by and between the Company and Castle Creek Technology Partners LLC, Marshall Capital Management, Inc., Winfield Capital Corp., and Spinner Global Technology Fund, Ltd.

               Styleclick filed a report on Form 8-K, dated April 14, 1999, relating to the Purchase and Investor Rights Agreement dated as of April 7, 1999, entered into by and between the Company and Intel Corp.

               Styleclick filed a report on Form 8-K, dated April 20, 1999, announcing the change of its independent accountants.




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

---------------
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Styleclick.com Inc.


Date: August 11, 1999                  By: /s/  MAURIZIO VECCHIONE
                                          --------------------------------------
                                           Maurizio Vecchione
                                           President and
                                           Co-Chief Executive Officer

                                           /s/  LEE FREEDMAN
                                          --------------------------------------
                                           Lee Freedman
                                           Vice President, Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                                                     Sequentially
                             Description                           Numbered Page

    *10.1          E-Commerce Marketing Agreement between the
                   Registrant and America Online dated
                   June 30, 1999(1)

     27.1          Financial Data Schedule.(1)





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


---------------
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR.