Form 10-Q
period 1999-09-30
STYLECLICK COM INC
filed 1999-11-12
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

Commission file number 0-28088


                               STYLECLICK.COM INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         California                                       95-4145930
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   3861 Sepulveda Blvd., Culver City                         90230
---------------------------------------     ------------------------------------
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

The number of outstanding shares of the registrant's common stock, as of November 10, 1999, was 7,404,515.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Styleclick.com Inc.
                            Condensed Balance Sheets

                                                  September 30,    December 31,
                                                      1999             1998
                                                  -------------    -------------
                                                   (Unaudited)       (Note 1)
                                  Assets
Current assets:
      Cash and cash equivalents                    $ 4,493,451      $ 6,343,599
      Accounts receivable, net of allowance            826,149          752,487
          for doubtful accounts of $295,000
          at September 30, 1999 and $132,500
          at December 31, 1998
      Prepaid expenses and other current assets      7,278,159          397,101
                                                   ------------    -------------
                    Total current assets            12,597,759        7,493,187

Capitalized computer software development            2,759,563        3,014,043
     costs, net of accumulated amortization
     of $7,114,285 at September 30, 1999 and
     $6,039,105 at December 31, 1998 (Note 2)
Furniture and equipment, net of accumulated          2,660,064        2,459,656
     depreciation of $1,623,124 at
     September 30, 1999 and $1,069,832
     at December 31, 1998
Other assets                                            85,663           83,055
                                                  -------------    -------------
                           Total assets           $ 18,103,049     $ 13,049,941
                                                  =============    =============

                   Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses       $  1,340,732     $    503,198
      Deferred income                                  428,042          237,052
                                                  -------------    -------------
                    Total current liabilities        1,768,774          740,250
                                                  -------------    -------------

Commitments (Note 3)

Stockholders' equity:
      Common stock; No par value; authorized        40,583,747       26,575,627
          15,000,000 shares; Issued and
          outstanding 7,404,515 shares at
          September 30, 1999 and 6,143,374 shares
          at December 31, 1998 (Note 4)
      Accumulated deficit                          (24,249,472)     (14,265,936)
                                                  -------------    -------------
                    Total stockholders' equity      16,334,275       12,309,691
                                                  -------------    -------------
                    Total liabilities and         $ 18,103,049     $ 13,049,941
                         stockholders' equity     =============    =============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1999        1998        1999        1998
                                -----------  ----------- ----------- -----------
Net sales                       $  786,546 $ 1,359,803  $ 5,151,342 $ 5,954,543
                                -----------  ----------- -----------  ----------
Cost of sales                      159,460      50,369      482,334      67,868
Selling, general and             3,599,864   2,004,955    8,930,150   5,372,950
     administrative
Research and development         1,543,209     512,625    4,885,274   2,987,770
Amortization of capitalized        231,471     519,509    1,075,180   1,328,251
     software development costs
                                -----------  ----------- -----------  ----------
                Total expenses   5,534,004   3,087,458   15,372,938   9,756,839
                                -----------  ----------- -----------  ----------
Loss from operations            (4,747,458) (1,727,655) (10,221,596) (3,802,296)
Investment income                   80,098     127,193      238,060     379,470
                                -----------  ----------- -----------  ----------
Net loss                       $(4,667,360)$(1,600,462) $(9,983,536)$(3,422,826)
                                ===========  =========== ===========  ==========

Basic loss per share (Note 5)  $     (0.63)  $   (0.26)  $    (1.44)  $   (0.56)
                                ===========  =========== ===========  ==========

Diluted loss per share         $     (0.63)  $   (0.26)  $    (1.44)  $   (0.56)
     (Note 5)                   ===========  =========== ===========  ==========

Weighted average common          7,404,080    6,107,222   6,951,269   6,077,769
     shares outstanding         ===========  =========== ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                      1999            1998
                                                 --------------   --------------
Cash flows from operating activities:
      Net loss                                    $( 9,983,536)   $ ( 3,422,826)
      Adjustments to reconcile net
        loss to net cash used in
        operating activities:
           Depreciation                                553,293          230,922
           Amortization of capitalized               1,075,180        1,328,251
               software development costs
           Provision for loss on accounts               45,000          462,075
               receivable
           Issuance of common stock and warrants       431,931            5,000
               for services rendered
          (Increase) decrease in:
                 Accounts receivable                  (118,662)        (591,871)
                  Inventories                              450            5,213
                  Prepaid expenses and other        (1,314,763)         444,544
                    current assets
                  Other assets                          (2,612)          (1,000)
           Decrease in:
                  Accounts payable and accrued         837,534          603,900
                    expenses
                  Deferred income                      190,991          122,635
                                                  -------------   --------------
           Net cash used in operating activities    (8,285,194)        (813,157)
                                                  -------------   --------------

Cash flows from investing activities:
      Purchase of furniture and equipment             (753,701)      (1,132,771)
      Capitalized computer software                   (820,699)      (1,711,591)
          development cost                        -------------   --------------
      Net cash used in investing activities         (1,574,400)      (2,844,362)
                                                  -------------   --------------
Cash flows from financing activities:
      Proceeds from issuance of common stock         8,009,446          595,650
                                                  -------------   --------------
      Net cash provided by financing activities      8,009,446          595,650
                                                  -------------   --------------

Net decrease in cash                                (1,850,148)      (3,061,869)
Cash and cash equivalents, beginning of period       6,343,599       12,419,992
                                                  -------------   --------------
Cash and cash equivalents, end of period          $  4,493,451    $   9,358,123
                                                  =============   ==============

                       Supplemental Cash Flow Information
Interest paid                                     $         0     $           0
                                                  ============    ==============
Income taxes paid                                 $     1,071     $      13,263
                                                  ============    ==============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Cash Flows
                                   (Continued)

                Supplemental Disclosure of Non-Cash Transactions

During the first nine months of 1999, the Company recorded an increase in prepaid expenses and common stock of $5,938,674 due to the issuance of 455,218 shares of the Company's common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to a project co-developer and the issuance of warrants to purchase a total of 421,667 shares of common stock in consideration of business promotion services provided (or to be provided) to the Company. $371,931 of the $5,938,674 increase in prepaid expenses was expensed during the first nine months of 1999.


   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Styleclick.com Inc. ("Styleclick" or the "Company"), formerly known as Modacad, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals with the exception of a $249,808 write-off of capitalized software development cost in connection with the sale of a product line in the first quarter of 1999. Operating results for the first nine months of 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Statement of Position 98-1

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the first nine months of 1999, the Company capitalized $820,699 of internal use software development costs.

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

Note 3: COMMITMENTS

Employment Agreements

In 1998, the Company entered into two new employment agreements, expiring on December 31, 2005, with two key officers of the Company. Under the agreements, these officers receive aggregate annual salaries of $400,000 and monthly aggregate automobile allowances of $1,200. In addition, these officers received aggregate signing bonuses of $200,000. Further, the Company shall pay an annual performance bonus to each officer for each calendar year of the employment term in an amount determined by the Compensation Committee of the Board of the Directors.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 3: COMMITMENTS (Continued)

In connection with the employment agreements, the same key officers were granted five-year options to purchase up to an aggregate of 400,000 shares of the Company's common stock. Such options vest and become exercisable as follows: if the closing sale price of the Company's common stock is greater than $10 per share for a period of 20 consecutive trading days in any fiscal year during the term of the employee agreements, options to purchase 50 shares of common stock for each $1,000 of net income (before deductions for taxes and executive bonuses) of the Company in such calendar year vest and become exercisable at an exercise price equal to the market value per share on the grant date. The exercise price for such options is $15.875 per share, which is not less than the fair market value on the date of grant. As of September 30, 1999, no granted shares were vested.

In July 1999, the Company entered into a new employment agreement, expiring on June 30, 2002, with a key officer of the Company. Under the agreement, the officer receives an annual salary of $125,000 and a monthly automobile allowance of $400.

E-Commerce Marketing Agreement

In June 1999, the Company entered into a two-year interactive marketing agreement with an Internet Portal company (the "Portal"). Under the agreement, the Portal will promote the Company's E-commerce Internet web-site in several areas of the Portal's Internet web-sites. In consideration of such promotion, in June 1999 the Company issued to the Portal warrants, expiring in December 2001, to purchase 100,000 shares of the Company's common stock at an exercise price of $12.34 per share. Additionally, the Company will provide payments to the Portal totaling up to $7.5 million in cash through January 2001. As of September 30, 1999, the Company had paid $2,357,143 in cash to the Portal under this agreement.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY

Common Stock and Warrants

In November 1997, the Company issued to its project co-developer ("Co-developer") for services provided to the Company warrants, expiring in November 2002, to purchase 126,316 shares of common stock at an exercise price of $19.00 per share. Under the Project Development Agreement with the Co-developer, the Company had an obligation to the Co-developer for certain royalty payments in the form of cash and common stock purchase warrants in consideration of the Co-developer's contribution to the project development. In April 1999, the Company entered into a Stock and Warrant Purchase and Investor Rights Agreement ("Purchase Agreement") with this Co-developer. Under the Purchase Agreement, the Company issued to the Co-developer 455,218 shares of common stock, warrants, expiring in April 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 159,326 shares of common stock at an exercise price of $10.98 per share. In return, the Company's royalty obligation stated in the Project Development Agreement with the Co-developer was terminated. The issuance of shares of common stock pursuant to the exercise of such warrants was approved by the Company's shareholders at its 1999 Annual Meeting of Shareholders. Concurrently with the Purchase Agreement, the Company entered into a Securities Purchase Agreement with each of four investors. Under such agreement, the investors purchased an aggregate of 776,827 shares of the Company's common stock, warrants, expiring in April 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share, warrants, expiring in July 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share and warrants, expiring in April 2004, to purchase 271,889 shares of common stock at an exercise price of $13.73 per share. The issuance of shares of common stock pursuant to the exercise of such warrants was approved by the Company's shareholders at its 1999 Annual Meeting of Shareholders. As a result of this offering, the Company received approximately $7,800,000 in net proceeds after paying costs associated with the offering. Upon completion of these transactions, the Company issued to two placement agents in consideration of services rendered to the Company in connection with the sale of the Company' s common stock and warrants to these investors warrants, expiring in April 2004, to purchase 15,536 shares of common stock at an exercise price of $10.98 per share. The issuance of shares of common stock pursuant to the exercise of such warrants was approved by the Company's shareholders at its 1999 Annual Meeting of Shareholders.

Warrants

In connection with the Company's IPO in March 1996, the Company issued to the principal underwriter in the IPO, for $1,400, unit purchase warrants to purchase 140,000 units, at a per unit exercise price of $6.00, each unit consisting of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. As of September 30, 1999, the underwriter (or assignees of the underwriter) exercised a portion of the unit purchase warrants to purchase an aggregate of 115,700 shares of the Company's common stock and 115,700 redeemable common stock purchase warrants. Additionally, 30,800 of 115,700 redeemable common stock purchase warrants were further exercised to purchase 30,800 shares of the Company's common stock.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY (Continued)

In December 1996, the Company issued to an outside consultant for services provided to the Company warrants, expiring in December 1999, to purchase 250,000 shares of common stock at an exercise price of $5.00 per share. As of September 30, 1999, these warrants had not been exercised.

In July 1997, the Company issued to a financial advisor for services provided to the Company warrants, expiring in July 2002, to purchase 100,000 shares of common stock at an exercise price of $14.38 per share. As of September 30, 1999, these warrants had not been exercised.

In June 1998, the Company issued to an outside promotion agency for services provided to the Company warrants, expiring in May 2003, to purchase 50,000 shares of common stock at an exercise price of $17.75 per share. In December 1998, the Company issued to the same agency for services provided to the Company additional warrants, expiring in November 2003, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share. During the nine months ended September 30, 1999, the Company issued to the same agency for services provided to the Company warrants, expiring in December 2003, to purchase 8,333 shares of common stock at an exercise price of $16.68 per share, warrants, expiring in January 2004, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share, warrants, expiring in February 2004, to purchase 8,333 shares of common stock at an exercise price of $16.00 per share, warrants, expiring in March 2004, to purchase 8,333 shares of common stock at an exercise price of $11.56 per share and warrants, expiring in April 2004, to purchase 8,335 shares of common stock at an exercise price of $11.88 per share. As of September 30, 1999, these warrants had not been exercised.

In March 1999, the Company issued warrants, expiring in March 2004, to purchase 250,000 shares of common stock at an exercise price of $16.80 per share in consideration of business promotion services to be provided to the Company. As of September 30, 1999, these warrants had not been exercised.

In June 1999, the Company issued to the Portal in connection with a two-year E-commerce marketing agreement warrants, expiring in December 2001, to purchase up to 100,000 shares of common stock at an exercise price of $12.34 per share. As of September 30, 1999, these warrants had not been exercised.

In June, July and August 1999, the Company issued respectively to a financial advisor for services provided to the Company warrants, expiring in June 2002, to purchase 10,000 shares of common stock at an exercise price of $13.00 per share, warrants, expiring in July 2002, to purchase 10,000 shares of common stock at an exercise price of $13.00 per share and warrants, expiring in August 2002, to purchase 10,000 shares of common stock at an exercise price of $13.00 per share. As of September 30, 1999, these warrants had not been exercised.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

Note 4: STOCKHOLDERS' EQUITY (Continued)

In May 1996, the Company granted to one of its non-employee directors for services provided to the Company warrants, expiring in May 2001, to purchase 2,000 shares of common stock at an exercise price of $4.25 per share. In October 1998, in consideration for services provided to the Company, the Company repriced to $9.50 a five-year warrant, expiring July 2002, to purchase 8,000 shares of common stock that was granted to a non-employee director in July 1997 and two ten-year warrants, expiring October 2007, to purchase a total of 4,000 shares that were granted to two non-employee directors in October 1997. In October 1998, the Company granted to three non-employee directors in consideration of services rendered to the Company ten-year warrants, expiring October 2008, to purchase a total of 18,000 shares of common stock at an exercise price of $9.50 per share. Warrants to purchase 4,000 of 18,000 shares were cancelled in July 1999 since one of the directors was not re-elected during the Company's 1999 Annual Meeting of Shareholders. As of September 30, 1999, these warrants had not been exercised.

Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. In June 1997, the Plan was amended, upon receipt of the requisite shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 300,000 to 750,000 shares. In June 1998, the Plan was further amended, upon receipt of the requisite shareholder approval, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 750,000 to 1,650,000 shares. In May 1999, the Plan was further amended, subject to the receipt of shareholder approval, which approval was obtain during the 1999 Annual Meeting of Shareholders, to increase the number of shares of common stock authorized for issuance pursuant to the exercise of stock options granted under the Plan from 1,650,000 to 2,500,000 shares. As of September 30, 1999, 148,500 shares had been issued upon the exercise of options granted under the Plan; 1,841,954 shares were issuable upon the exercise of outstanding options with exercise prices ranging from $4.69 to $20.06 per share and 509,546 shares remained available for additional option grants under the Plan.

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

Since 1998, the Company has divested many of its products in the business-to-business and consumer software product groups and has shifted its primary business focus from the business-to-business marketplace to the emerging consumer Internet E-commerce market. The Company is focusing its technology to build and deploy E-commerce Internet sites, such as comparative search and shopping solutions aimed at facilitating businesses' use of electronic commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishing industries.

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

Results of Operations

Comparison of Three Months Ended September 30, 1999 and 1998

The following table sets forth selected items from the Company's statements of operations for the periods ended September 30, 1999 and September 30, 1998 (in thousands) and the percentages that such items bear to net sales:

                                              Three  Months Ended September 30,
                                                  1999                  1998
                                            ------------------------------------
Net sales                                  $   787    100.0%   $ 1,360    100.0%
Cost of sales                                  160     20.3         50      3.7
Selling, general and administrative          3,600    457.4      2,005    147.4
Research and development                     1,543    196.1        513     37.7
Amortization of software development costs     231     29.4        519     38.2
                                            -------  -------    -------  -------
  Total expenses                             5,534    703.2      3,087    227.0
                                            -------  -------    -------  -------
Loss from operations                        (4,747)  (603.2)    (1,727)  (127.0)
Investment income                               80     10.2        127      9.3
                                            -------  -------    -------  -------
  Net loss                                 $(4,667)  (593.0%)  $(1,600) (117.7%)
                                            =======  =======    =======  =======

Net Sales

Net sales decreased $573,000, or 42%, to $787,000 in the third quarter of 1999 from $1,360,000 in the third quarter of 1998 due to a decrease of $920,000 in revenues from the Company's consumer CD-ROM products, a decrease of $298,000 in sales of the Company's business-to-business products (electronic merchandising and CAD products), a decrease of $5,000 in revenues from training services and a decrease of $50,000 in maintenance fees. These decreases were offset by an increase of $575,000 in revenues generated from the Company's E-commerce
Internet web-sites and an increase of $125,000 in revenues from consulting services.

Revenues generated from the Company's E-commerce Internet web-sites were $575,000 in the third quarter of 1999 as compared to no such revenue generated in the third quarter of 1998. The $575,000 in revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees, on-line advertising revenue and digital content generation fees. During the first nine months of 1999, the Company, as part of its strategy to develop its E-commerce business model, began entering into revenue sharing and/or product referral agreements with its project participants. Under these agreements, the Company will receive transactional revenues (shared with its project participants) and product referral fees (from its project participants) during the terms of such agreements. Since the Company's on-line shopping Internet web-site was launched at the end of the first quarter of 1999, the Company had not generated significant transactional revenues and product referral fees during the third quarter of 1999.

Revenues generated from consumer CD-ROM products decreased $920,000, or 100%, to $3,000 in the third quarter of 1999 from $923,000 in the third quarter of 1998 primarily due to $900,000 of revenue generated in connection with the Company's developing CD-ROM applications in the third quarter of 1998. Such revenues were not repeated in the third quarter of 1999 as the Company has shifted its primary business focus to the emerging consumer Internet E-commerce market. $20,000 of the decrease was due to lower CD-ROM participation revenues generated from the Company's consumer CD-ROM applications in the third quarter of 1999 as compared to the third quarter of 1998. The decrease in CD-ROM participation revenues resulted from the Company's strategy to shift its marketing focus to Internet E-commerce during the third quarter of 1999.

Sales of business-to-business products decreased $298,000, or 85%, to $54,000 in the third quarter of 1999 from $352,000 in the third quarter of 1998 primarily due to the Company's exit from the business-to-business marketplace by selling two of its business-to-business product lines in the first quarter of 1999 to one of its major competitors in the business-to-business market. As a result of such sales, the Company generated less revenue from its business-to-business products in the third quarter of 1999 as compared to the third quarter of 1998.

Revenues from consulting services increased $125,000 due to revenue generated from the purchaser of two of the Company's business-to-business product lines in March 1999. No revenue was generated from consulting services in the third quarter of 1998.

Revenues from training services decreased $5,000, or 56%, to $4,000 in the third quarter of 1999 from $9,000 in the third quarter of 1998, and maintenance fees decreased $50,000, or 69%, to $22,000 in the third quarter of 1999 from $72,000 in the third quarter of 1998, primarily due to the Company's overall shift in its primary business away from the business-to-business marketplace, as discussed above, from which most training and maintenance fees were generated.

Cost of Sales

Cost of sales increased $110,000 to $160,000 in the third quarter of 1999 from $50,000 in the third quarter of 1998 primarily due to a $158,000 non-cash charge to royalty expense to Intel Corp. ("Intel"), the Company's project co-developer, during the third quarter of 1999 (The $158,000 quarterly royalty expense will be continuously amortized from prepaid royalty expense in the future until December
2007). No such costs of sales were incurred in the third quarter of 1998. The increase was offset by a $50,000 decrease that resulted from lower sales generated from business-to-business products in the third quarter of 1999 as compared to the third quarter of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,595,000, or 80%, to $3,600,000 in the third quarter of 1999 from $2,005,000 in the third quarter of 1998 due to the following factors. Personnel costs increased $219,000, or 30%, to $953,000 in the third quarter of 1999 from $734,000 in the third quarter of 1998. The increase in personnel costs resulted primarily from the hiring of additional personnel in late 1998 to support the Company's increased operating activities. Additionally, during the third quarter of 1999 certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $1,272,000, or 138%, to $2,197,000 in the third quarter of 1999 from $925,000 in the third quarter of 1998. Of that increase, $1,235,000 was related to the Company's increased marketing activities during the third quarter of 1999 to support its new E-commerce products. Additionally, professional services including accounting, legal and consulting services increased $140,000, or 56%, to $392,000 in the third quarter of 1999 from $252,000 in the third quarter of 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in the third quarter of 1999 compared to the third quarter of 1998, resulting from the Company's increased operating activities in the emerging E-commerce market and support of its new E-commerce products. Finally, bad debt expense decreased $35,000, or 70%, to $15,000 in the third quarter of 1999 from $50,000 in the third quarter of 1998. Such decrease reflected lower sales generated in the third quarter of 1999 as compared to the third quarter of 1998.

Research and Development

The Company incurred $1,815,000 of research and development expenditures during the third quarter of 1999, of which $272,000 was capitalized and $1,543,000 was expensed, compared to $1,810,000 for the third quarter of 1998, of which $1,297,000 was capitalized and $513,000 was expensed. The small increase in research and development expenditures from the third quarter of 1998 to the third quarter of 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects during the third quarter of 1999. Such increase was offset by a decrease (of approximately $350,000) in programming services provided by non-employee personnel in the third quarter of 1999 as compared to the third quarter of 1998.

Amortization of Software Development Costs

The amortization of software development costs decreased $288,000, or 55%, to $231,000 in the third quarter of 1999 from $519,000 in the third quarter of 1998 primarily due to the Company's write-off of its software capitalized cost related to the product lines sold to one of the Company's competitors in the first quarter of 1999. As a result of the write-off, only capitalized software costs related to non-business-to-business products continue to be amortized after first quarter of 1999.

Investment Income

Investment income decreased $47,000, or 37%, to $80,000 in the third quarter of 1999 from $127,000 in the third quarter of 1998 due to the decrease in income generated from a money market account in which the Company's funds are maintained. The decrease resulted from a lower average cash balance being maintained in this account in the third quarter of 1999 as compared to the third quarter of 1998.

Income Taxes

The Company recorded no provision for income taxes during the third quarters of 1999 and 1998 due to net operating losses in both quarters.

Comparison of Nine Months Ended September 30, 1999 and 1998

The following table sets forth selected items from the Company's statements of operations (in thousands) and the percentages that such items bear to net sales:

                                            Nine  Months Ended September 30,
                                               1999                 1998
                                         ------------------   ------------------
Net sales                               $ 5,151    100.0%    $ 5,955     100.0%
Cost of sales                               483      9.4          67       1.1
Selling, general and administrative       8,930    173.4       5,373      90.2
Research and development                  4,885     94.8       2,988      50.2
Amortization of software development      1,075     20.8       1,328      22.3
     costs                               -------   -------    -------    -------
  Total expenses                         15,373    298.4       9,756     163.8
                                         -------   -------    -------    -------
Loss from operations                    (10,222)  (198.4)     (3,801)    (63.8)
Investment income                           238      4.6         379       6.3
                                         -------  --------   --------    -------
  Net loss                              $(9,984)  (193.8%)   $(3,422)    (57.5%)
                                         =======  ========   ========    =======

Net Sales

Net sales decreased $804,000, or 14%, to $5,151,000 in the first nine months of 1999 from $5,955,000 in the first nine months of 1998 due to a decrease of $3,863,000 in revenues from the Company's consumer CD-ROM products, a decrease of $12,000 in revenues from training services and a decrease of $109,000 in maintenance fees. These decreases were offset by an increase of $2,022,000 in sales of the Company's business-to-business products (electronic merchandising and CAD products), an increase of $784,000 in revenues generated from the Company's E-commerce Internet web-sites and an increase of $374,000 in revenues from consulting services.

Revenues generated from the Company's E-commerce Internet web-sites were $784,000 in the first nine months of 1999 as compared to no such revenue generated in the first nine months of 1998. The $784,000 in revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees, on-line advertising revenue and digital content generation fees. During the first nine months of 1999, the Company, as part of its strategy to develop its E-commerce business model, began entering into revenue sharing and/or product referral agreements with its project participants. Under these agreements, the Company will receive transactional revenues (shared with its project participants) and product referral fees (from its project participants) during the term of such agreements. Since the Company's on-line shopping Internet web-site was launched at the end of the first quarter of 1999, the Company had not generated significant transactional revenues and product referral fees during the first nine months of 1999.

Revenues generated from consumer CD-ROM products decreased $3,863,000, or 87%, to $602,000 in the first nine months of 1999 from $4,465,000 in the first nine months of 1998 primarily due to $1,980,000 of revenue generated during the first nine months of 1998 from the one-time license of the Company's 3-D Home Interiors product to its publisher and $1,400,000 of revenue generated in connection with the Company's developing CD-ROM applications in the first nine months of 1998. Such revenues were not repeated in the first nine months of 1999 as the Company has shifted its primary business focus to the emerging consumer Internet E-commerce market. $483,000 of the decrease was due to lower CD-ROM participation revenues generated from the Company's consumer CD-ROM applications in the first nine months of 1999 as compared to the first nine months of 1998. The decrease in CD-ROM participation revenues resulted from the Company's strategy to shift its marketing focus to Internet E-commerce during the first nine months of 1999.

Sales of business-to-business products increased $2,022,000, or 162%, to $3,268,000 in the first nine months of 1999 from $1,246,000 in the first nine months of 1998 primarily due to the sale of two of the Company's business-to-business product lines and the license of certain related technologies for an up-front fee of $3,000,000 during the first nine months of 1999. In March 1999, the Company entered into an agreement with one of its major competitors. Under the agreement, the Company sold two of its business-to-business product lines and licensed its cataloging software to the buyer for an up-front fee of $3,000,000, additional support fees of up to $1,000,000, and a contingent payment of up to $1,000,000 depending on future sales over the next 24 months generated from the product lines sold to the buyer. Except for support services, the Company has no further obligations to this buyer (including further development of the products sold or the software licensed, as all development had been completed on such products and software). The sale of these product lines was part of the overall shift in Styleclick's primary business focus from the business-to-business marketplace to the emerging consumer Internet electronic commerce market. As such, the revenues recognized from the sale did not arise from, and are not necessarily representative of, Styleclick's ongoing business. As a result of the sale, the Company generated less revenue from its business-to-business products in the second and third quarters of 1999 as compared to the second and third quarters of 1998.

Revenues from consulting services increased $374,000 to $379,000 in the first nine months of 1999 from $5,000 in the first nine months of 1998 primarily due to $375,000 in revenues for consulting services generated from the purchaser of two of the Company's business-to-business product lines in the first quarter of 1999. No such revenue was generated in the first nine months of 1998.

Revenues from training services decreased $12,000, or 32%, to $25,000 in the first nine months of 1999 from $37,000 in the first nine months of 1998, and maintenance fees decreased $109,000, or 54%, to $92,000 in the first nine months of 1999 from $201,000 in the first nine months of 1998, primarily due to the Company's overall shift in its primary business focus away from the business-to-business marketplace, as discussed above, from which most training and maintenance fees were generated.

Cost of Sales

Cost of sales increased $416,000 to $483,000 in the first nine months of 1999 from $67,000 in the first nine months of 1998 primarily due to $117,000 in cost of sales incurred in connection with the $3,000,000 sale and license of certain of the Company's business-to-business products in the first quarter of 1999, and a $316,000 non-cash charge to royalty expense to Intel, the Company's project co-developer (The royalty expense will be continuously amortized at $158,000 per quarter from prepaid royalty expense in the future until December 2007). No such costs of sales were incurred in the first nine months of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,557,000, or 66%, to $8,930,000 in the first nine months of 1999 from $5,373,000 in the first nine months of 1998 due to the following factors. Personnel costs increased $734,000, or 32%, to $3,040,000 in the first nine months of 1999 from $2,306,000 in the first nine months of 1998. The increase in personnel costs resulted primarily from the hiring of additional personnel in late 1998 to support the Company's increased operating activities and $200,000 of bonuses paid to the Company's executives in the first nine months of 1999. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $2,595,000, or 140%, to $4,453,000 in the first nine months of 1999 from $1,858,000 in the first nine months of 1998. Of that increase, $2,491,000 was related to the Company's increased marketing activities during the first nine months of 1999 to support its new E-commerce products. Additionally, professional services including accounting, legal and consulting services increased $640,000, or 105%, to $1,250,000 in the first nine months of 1999 from $610,000 in the first nine months of 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in the first nine months of 1999 compared to the first nine months of 1998, resulting from the Company's increased operating activities in the emerging E-commerce market and support of its new E-commerce products and dispositions of certain of the Company's business-to-business product lines. Finally, bad debt expense decreased $417,000, or 90%, to $45,000 in the nine months of 1999 from $462,000 in the first nine months of 1998. Such decrease was primarily attributable to the additional bad debt reserve in the amount of $402,000 recorded by the Company during the first nine months of 1998 upon the Company's review of certain specific accounts. No such additional reserve was recorded in the first nine months of 1999.

Research and Development

The Company incurred $5,706,000 of research and development expenditures during the first nine months of 1999, of which $821,000 was capitalized and $4,885,000 was expensed, compared to $4,777,000 for the first nine months of 1998, of which $1,789,000 was capitalized and $2,988,000 was expensed. The 19% increase in research and development expenditures from the first nine months of 1998 to the first nine months of 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects.

Amortization of Software Development Costs

The amortization of software development costs decreased $253,000, or 19%, to $1,075,000 in the first nine months of 1999 from $1,328,000 in the first nine months of 1998 due primarily to a $250,000 write-off of the capitalized software cost related to the product lines sold to one of the Company's competitors in the first nine months of 1999. The 1999 write-off was offset by a $341,000 write-off of the Company's 3-D Home Interiors product development cost in connection with the sale of the product's license to the Company's publisher in the first nine months of 1998. The remaining $162,000 decrease is due to lower capitalized project costs being amortized in the first nine months of 1999 as compared to the first nine months of 1998.

Investment Income

Investment income decreased $141,000, or 37%, to $238,000 in the first nine months of 1999 from $379,000 in the first nine months of 1998 due to the decrease in income generated from a money market account in which the Company's funds are maintained. The decrease resulted from a lower average cash balance maintained in this account in the first nine months of 1999 as compared to the first nine months of 1998.

Income Taxes

The Company recorded no provision for income taxes during the first nine months of 1999 and 1998 due to net operating losses in both periods.

Liquidity and Resources of Capital

The Company's cash balance decreased $1,850,148, or 29%, to $4,493,451 at September 30, 1999 from $6,343,599 at December 31, 1998 primarily due to a decrease of $8,285,194 in the cash balance due to funds used by the Company in its operating activities, a decrease of $753,701 resulting from cash used for the purchase of furniture and equipment and a decrease of $820,699 resulting from cash used in development of internal use computer software. Such decreases were offset by an increase of $242,250 in cash received by the Company in connection with stock options exercised by the Company's employees during the first nine months of 1999, $6,000 received by the Company in connection with warrants exercised by its IPO principal underwriter and net proceeds of $7,761,196 received by the Company in connection with the issuance of 776,827 shares of its common stock in April 1999.

The Company's accounts receivable balance increased $236,162, or 27%, to $1,121,149 at September 30, 1999 from $884,987 at December 31, 1998. This increase (representing the total amount of sales generated in excess of the total amount of cash received from the Company's customers during the first nine months of 1999) was primarily due to a total of $144,523 receivable balance at September 30, 1999 related to the service agreements the Company entered into with its customers during the first nine months of 1999, under which payments were scheduled to be made subsequent to September 30, 1999. Additionally, a $350,000 receivable balance at September 30, 1999 was related to the revenue generated in September from one of the Company's major customers. The increase was offset by a decrease resulting from the collection during 1999 from two of the Company's major customers of approximately $259,000 in accounts receivable from such customers at December 31, 1998.

The Company's prepaid expenses and other current assets balance increased $6,881,058 to $7,278,159 at September 30, 1999 from $397,101 at December 31,
1998 primarily due to a $5,538,674 prepayment recorded in April 1999 in connection with the issuance of 455,218 shares of the Company's common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to Intel, its project co-developer, as a prepayment of royalties and a $2,557,143 prepayment recorded in the first nine months of 1999 in connection with a two-year e-commerce marketing agreement entered into by the Company with an Internet portal company as a prepayment of future marketing expense. $316,496 of $5,538,674 in prepaid royalties and $962,500 of $2,557,143 in prepaid advertising were expensed during the first nine months of 1999.

The Company's accounts payable and accrued expenses balance increased $837,534 to $1,340,732 at September 30, 1999 from $503,198 at December 31, 1998 primarily due to $363,040 of accrued payroll and related taxes recorded as of September 30, 1999. No such accruals were recorded as of December 31, 1998. Additionally, accrued legal service fees increased $285,000 from December 31, 1998 to September 30, 1999 due to legal services in connection with the Company's increased operating activities in the emerging E-commerce market and support of its new E-commerce products during the first nine months of 1999. Finally, advertising bills in a total amount of $177,674 were recorded in the third quarter and paid subsequent to September 30, 1999. No such bills were recorded at December 31, 1998.

The Company's total shareholders' equity balance increased $4,024,584, or 33%, to $16,334,275 at September 30, 1999 from $12,309,691 at December 31, 1998 primarily due to $7,761,196 in net proceeds received from the issuance of a total of 776,827 shares of the Company's common stock to four of its investors in April 1999, $242,250 in proceeds received from the exercise of stock options to purchase a total of 25,500 shares of the Company's common stock by 14 employees during the first nine months of 1999 and $6,000 in proceeds received from the exercise of warrants to purchase a total of 1,000 shares of the Company's common stock by its IPO principal underwriter. Additionally, an increase of $5,538,674 resulted from the Company's issuance to Intel in April 1999 of 455,218 shares of the its common stock and warrants to purchase a total of 538,674 shares of the Company's common stock. Finally, an increase of $460,000 resulted from the Company's issuance of warrants to purchase 437,203 shares of common stock in the first nine months of 1999 in consideration of business promotion services provided (or to be provided) to the Company. The increase was offset by a net operating loss in the amount of $9,983,536 during the first nine months of 1999.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's E-commerce web-sites. Together with its existing capital and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 6 months although the Company expects to seek to raise additional capital through equity or debt financing before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

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

Item 1. Legal Proceedings

           None.

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

          During the quarter ended September 30, 1999, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "1993 Act"):

          In July 1999, the Company issued to a financial advisor for services provided to the Company warrants, expiring in July 2002, to purchase 10,000 shares of common stock at an exercise price of $13.00 per share. In August 1999, the Company issued to the same agency for services provided to the Company warrants, expiring in August 2002, to purchase 10,000 shares of common stock at an exercise price of $13.00 per share.

          Exemption from the registration provisions of the 1933 Act for the transactions described above is claimed pursuant to Section 4(2) of the 1933 Act and/or Rule 506 of Regulation D promulgated thereunder on the grounds that such transactions did not involve any public offering. The purchasers in such transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates evidencing the securities issued in such transactions. All purchasers either received adequate information about the Company or had access to such information.

Item 3. Defaults Upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

          On July 16, 1999, the Company held its Annual Meeting of Shareholders at which the shareholders approved the following:

          (1) The election of Joyce Freedman, Maurizio Vecchione, Lee Freedman, Stephen Wyle, Peter Frank and Leslie Saleson to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names.

                                            For Election        Against Election
                  Joyce Freedman               6,722,070                    0
                  Maurizio Vecchione           6,722,070                    0
                  Lee Freedman                 6,722,070                    0
                  Stephen Wyle                 6,722,070                    0
                  Peter Frank                  6,722,070                    0
                  Leslie Saleson               6,722,070                    0


          (2) The issuance of investors warrant shares and placement agents warrant shares in connection with the Company's private placement which closed on April 7, 1999. The proposal provides for the issuance of up to 919,243 shares of common stock upon exercise of the investors warrants and up to 33,921 shares of common stock upon exercise of the placement agents warrants. Such proposal received 3,985,543 votes for approval and 69,507 votes against the approval with 21,005 abstentions and 2,836,092 broker non-votes.

          (3) The issuance of private placement warrant shares to Intel Corporation. This proposal provides for the issuance of up to 538,674 shares of common stock upon the exercise of warrants issued to Intel on April 7, 1999 in consideration of the termination of the Company's obligation to make royalty payments to Intel under a 1997 software development agreement. Such proposal received 4,027,175 votes for approval and 23,595 votes against the approval with 20,285 abstentions and 2,836,092 broker non-votes. .

          (4) An amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of the Company's Common Stock authorized for issuance thereunder from 1,650,000 to 2,500,000 shares. Such proposal received 3,796,514 votes for approval and 258,419 votes against the approval with 15,772 abstentions and 2,836,442 broker non-votes.

          (5) An amendment to the Articles of Incorporation to change the name of the Company from Modacad, Inc. to Styleclick.com Inc. Such proposal received 6,811,200 votes for approval and 78,237 votes against the approval with 17,710 abstentions.

          (6) The ratification of the appointment by the Board of Directors of Ernst & Young, as the Company's independent certified public accountants for the 1999 fiscal year. Such proposal received 6,884,544 votes for the ratification and 4,770 votes against the ratification with 17,833 abstentions.


Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                    27.1         Financial Data Schedule.1

          (b)  Reports on Form 8-K

               Styleclick filed a report on Form 8-K, dated July 2, 1999, relating to the E-Commerce Marketing Agreement as of June 30, 1999 by and between the Registrant and America Online.

               Styleclick filed a report on Form 8-K, dated July 19, 1999, announcing the change of its legal name from Modacad, Inc. to Styleclick.com Inc. and its new ticker symbol from "MODA" to "IBUY".






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



----------------------------

1 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Styleclick.com Inc.


Date: November 10, 1999                By: /s/  MAURIZIO VECCHIONE
                                           -------------------------------
                                           Maurizio Vecchione
                                           President and
                                           Co-Chief Executive Officer

                                           /s/  BARRY HALL
                                           -------------------------------
                                           Barry Hall
                                           Executive Vice President, Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit              Description                            Sequentially
Number                                                      Numbered Page

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