Form 10-K
period 1999-12-31
STYLECLICK COM INC
filed 2000-03-30
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number 0-28088


                               STYLECLICK.COM INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                   95-4145930
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  3861 Sepulveda Blvd., Culver City                        90230
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (310) 751-2100
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class               Name of each exchange on which registered:

       Common Stock                             Nasdaq National Market
---------------------------           ------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $70,229,579 based on the average bid and asked prices of $12.41 per share as quoted on the NASDAQ National Market on March 27, 2000. As of March 27, 1999, there were 7,722,930 shares of the Company's common stock outstanding.

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

The Company

Styleclick.com Inc. ("Styleclick.com" or the "Company"), formerly known as Modacad, Inc., is an enabler of electronic commerce in merchandising intensive categories of commerce, including fashion, accessories, footwear, cosmetics, home furnishing, decorating and improvement industries. Styleclick.com offers outside third parties and affiliates services such as web-site and content development, and Internet based merchandising. In addition, the Company facilitates fulfillment and customer services. Styleclick.com also owns and operates its own E-commerce sites.

The Company provides these services by leveraging its proprietary technologies and capabilities, including a complex technology platform used to manage, search, and display web-site content and merchandising capabilities by utilizing highly experienced merchandisers to source best selling products for various online environments in a context that creates immediacy in the purchasing process.

Styleclick.com was founded in 1988, under the name Modacad, Inc., to develop, market and support software products based on its proprietary modeling and rendering technology for use in the apparel, textile and home furnishings industries. Prior to 1998, the Company's primary focus was in the business and consumer software industry. In the business-to-business marketplace, the Company's initial focus was on designing computer-aided design ("CAD") products for the industrial design segment of the textile and apparel industries. The Company also offered a variety of electronic merchandising software products to manufacturers and retailers doing business in fashion, home furnishings, and related industries, which have been used to support their customers' business-to-business electronic commerce efforts primarily in the area of merchandising, store planning, assortment planning and product development. In the consumer software industry the Company, under the name Modacad, developed a family of consumer software products aimed at the do-it-yourself home decorating and design marketplace. It subsequently developed consumer software for use by and in connection with the fashion industry. Until 1992, the Company was primarily engaged in research and development and generated limited revenues from product sales.

In 1998, the Company began to shift its focus to the emerging consumer and business-to-business Internet electronic commerce market, using its technologies and data bases developed for the business-to-business market to position the Company as a key enabler of electronic commerce for the fashion, home furnishings and other related industries.

In early 2000, Styelclick.com and USA Networks, Inc. ("USAi") announced their intent to form a new company by merging Styleclick.com and USA's Internet Shopping Network. The new company, Styleclick Inc. is expected to launch as one of the leading Internet-based merchandising, sales and services organizations providing retail opportunities to consumers and third-party retail services to businesses.

Products and Services

Styleclick.com's products are divided into three major classes: (i) business-to-business services that utilize the Company's core electronic merchandising, content management and visualization technologies to provide Internet solutions to retailers and manufacturers; (ii) Internet based E-commerce sites intended to search and manage digital content and facilitate Internet commerce targeted at the consumer marketplace; and (iii) consumer software applications on CD-ROM for E-commerce.

Business-to-Business

Styleclick.com's business-to-business unit offers manufacturers and retailers the following services/products: web-site development, creation and maintenance of e-catalogs, site merchandising, site management, including coordination with out-source fulfillment and tele-service logistics, and an efficient reach of consumers via a distributed network of affiliates, ("Syndication Network").

Styleclick.com builds highly customized sites via a proprietary technology called "servlet explosion." This technology allows the Company to use templates that can be customized with minimum programming and developed with high efficiency.

The Company also owns technology for content management, allowing it to build complex electronic catalogs of products efficiently.

In addition, Styleclick.com manages E-commerce venues inside portals such as America Online, Excite, iVillage, and Women.com which it merchandises with products from its customers. Through this product syndication network, Styleclick.com provides its vendors with real-estate in various locations across the internet, extending the consumer reach of its participating vendors.

Internet Applications

The company's flagship consumer web-site, www.styleclick.com, offers consumers an easy and convenient way to find and buy apparel, accessories, and related products online. The site offers one of the largest online selections of designer brand original items for men, women, and children of all ages and sizes. The site features state-of-the-art navigation and content search technology, enabling consumers to make highly informed purchasing decisions.

Additionally, the site enables consumers to view high resolution product images with the ability to pan and zoom to inspect details such as fabric texture, and stitching.

FashionTrip.com is the Company's teen-oriented web-site. Styleclick.com has incorporated its proprietary E-commerce and e-merchandising platform to FashionTrip.com enabling the site to deliver a state-of-the-art online shopping and lifestyle environment catering to the teenage consumer market. Fashiontrip offers a comprehensive selection of apparel, shoes, accessories, bath & beauty products, and style related merchandise.

In addition, Styleclick.com also manages a variety of web-sites on behalf of the brands it works with. These sites currently include but are not limited to:
Cindystore.com, Daisyfuentesstore.com, Hunterdouglas.com, Jennalanegroup.com, Pingcollectionstore.com, Susandunn.com, Pjsalvage.com, Freestyleusa.com.

Consumer Software, CD-ROM Applications

The precursor to the Company's Internet E-commerce strategy was a series of consumer software applications which the Company developed beginning in 1996. Styleclick.com developed the software known as the 3D Home Interiors product line, under a Software Development and Publishing Agreement with Broderbund (the "Broderbund Agreement") which appointed Broderbund as publisher. This product line was extended in 1997 with the publication of 3D Home Suite. These products offer consumer home design and decorating tools, including shopping and reference materials for actual products of various participating vendors. The Company amended its agreement with Broderbund in 1998 to provide for the grant of exclusive rights to these products to Broderbund in consideration of a one-time royalty payment.

Fashion Trip and iStyle were jointly developed by Styleclick.com and Intel Corporation ("Intel") pursuant to a development agreement entered into in late 1997. The Sierra Division of Cendant Software Corporation which was subsequently purchased by Havas Interactive of France ("Sierra") published the Fashion Trip and iStyle CD-ROM's and, pursuant to its agreement with the Company, distributes portions of Fashion Trip and iStyle as shrink-wrapped software applications through its distribution channels.

Business Strategy

Business-to-Business

The business model is based on up-front, one-time fees for the creation of a web-site and related services, plus a revenue share on transactions conducted at the sites. The revenue share rates can be as high as 50%, but are typically in the 30% range. Generally merchandise is placed in inventory under consignment, so there are no cost of goods or inventory costs with this business.

Internet Applications

The apparel market is very brand driven, presenting Styleclick.com with an opportunity to develop strong, possibly exclusive, relationships with brands. Currently the Company has secured strong relationships with over 200 brands, many of which are exclusive. This presents a significant barrier to competitive entry.

www.styleclick.com features a wide variety of vendor's products which may be viewed and purchased on the site. The Company expects vendors to benefit from the exposure their products receive to a large on-line consumer audience and from the order fulfillment and other services offered in connection with Styleclick.com. The Company receives revenues from the services it provides to its vendors, and it will share in the revenues generated from sales of products and advertising on the site. By outsourcing order fulfillment services, Styleclick.com offers an efficient cost structure and avoids the inventory costs associated with traditional brick-and-mortar retail operations.

The success of www.styleclick.com depends largely on the ability of the Company to solicit vendors who wish to display and sell their products on the site. Vendor representation on the web-site increases the site's attractiveness to consumers, who wish to find a broad assortment of fashions, and to other potential vendors, who wish to reach a broad consumer audience and who must meet their competitors' efforts. The Company has already secured the agreement of a wide assortment of vendors to participate on the site. The Company believes that it will continue to attract vendors by removing barriers to entry into the E-commerce arena and providing business solutions to companies that have no end-user order fulfillment capability, no E-commerce enabled web-site, no capacity to image or create content for E-commerce catalogs, no end-user customer service capability and/or no end-user transaction capacity.

Additionally, the success of the Company's shopping site depends on the Company's execution of an aggressive marketing campaign designed to direct consumer traffic.

FashionTrip.com features a wide variety of vendor's products, in a teen lifestyle environment, which may be viewed and purchased on the site. The Company expects vendors to benefit from the exposure their products receive to a targeted on-line consumer audience. The Company receives revenues from the services it provides to its vendors, and it will share in the revenues generated from sales of products and advertising on the site.

Consumer software, CD-ROM Applications

The Company plans to continue to develop consumer software and adapt the functionality of such software to the Internet. Many of the core technologies developed for CD-ROM products have applications to the broad-band Internet market, and the Company intends to leverage them aggressively as broad-band access to the Internet emerges. The Company also intends to link consumer CD-ROM products with Styleclick.com's on-line shopping site.

Marketing, Sales and Distribution

The Company employs 18 sales and marketing personnel. The Company maintains, in addition to its Los Angeles headquarters, an additional sales office in New York where two members of the sales team are located and a sales representative in Italy.

Business-to-Business

The target customer of Styleclick.com's business-to-business unit is a manufacturer who has a consumer brand to exploit on-line and wishes to begin selling directly to consumers. The Company focuses primarily on categories that involve strong merchandising such as fashion, accessories, eyewear, footwear, home furnishing, beauty, and fragrances. The Company believes that these brands are most likely to seek to partner with an on-line licensee, who will receive exclusive use of the brand and have privileged access to the products in exchange for building and managing the brand's on-line business. The targeted consumer brand is middle sized ($200 million to $800 million), since this market segment is (1) the largest segment in terms of number of brands, (2) has embraced the strategy of outsourcing and the Internet.

The Company currently provides such services to over 40 brands and expects this to increase steadily. The Company's marketing strategy is to reach these customers centers on trade activities. The Company has segmented the market into key verticals and is reaching executives in those verticals with an education campaign that involves trade seminars, trade shows, direct mail and PR activities.

Internet Applications

The Company plans to market its Internet shopping sites to the consumer through direct business-to-consumer channels such as the Internet and other on-line services, print and radio advertising, editorial and cross vendor promotions, as well as through affiliated site's programs. The Company expects to deploy a blend of on-line and off-line advertising, as well as continued reliance on affiliates and syndication, including the development of person-to-person multi-level-marketing to enhance customer retention and stimulate repeat buyers.

Consumer Software, CD-ROM Applications

In June of 1998, Styleclick.com entered into an agreement (the "Sierra Agreement") with Sierra, a leader in entertainment and educational software. Under the Sierra Agreement, Sierra is responsible for the publication, marketing, promotion and distribution in retail channels of Fashion Trip and iStyle a follow-on product developed by Styleclick.com under the Sierra Agreement.

The core technology developed for the CD-ROMs are compatible with the Internet and provide the Company with a technology platform for emerging broad-band applications on the Internet. As such broad-band capabilities emerge, the Company expects to leverage these core technologies as part of its consumer Internet strategies.

Competition

The E-commerce, electronic merchandising and computer software design markets are intensely competitive and subject to rapidly changing technologies and evolving product standards. The Company believes that principal competitive factors in the markets in which the Company competes include product functionality and ease of use, product performance and reliability, customer service and support, timeliness of product upgrades, vendor credibility and brand awareness, technological advantages and price/performance characteristics. The Company believes that its products compete favorably with the products of its competitors principally due to the advantages of the Company's imaging functions, the ease with which the products may be used with existing operating systems and its relationships with a variety of manufacturers and retailers. Although the Company believes that it competes favorably in the markets it serves, there can be no assurance that new or established competitors will not offer products superior to, or lower in price than, those of the Company, or that completely new technologies might be developed to supplant the technologies currently being used by the Company.

Business-to-Business Applications

The Company believes that the complexities of delivering all of the integrated services and tools are significant and involve tremendous investments in technology. The Company has established itself as an e-merchandising services company, and believes it has no direct competitors as of yet.

The Company, in the future, may compete with web development companies such as US Web or Organic, but believes it is increasingly viewed as providing a service to those companies, and is steadily becoming considered a subcontractor for many of the leading US web companies and agencies.

Internet Applications

An increasing number of entities have entered into the e-commerce marketplace, and there are a number of entities whose activities may directly compete with the Company. In the apparel industry, a number of retailers who have traditionally conducted their activities out of brick-and-mortar premises are transitioning into the E-commerce arena in order to expand their businesses. The Company believes that retailers such as Lands' End, J. Crew, the Gap, L.L. Bean, Macy's, Bloomingdale's and Eddie Bauer will not significantly compete with the Company's Internet shopping web-site because they use the Internet as an additional distribution channel, while retaining their emphasis on sales through traditional distribution channels. Consequently, the cost structure of these retailer's products is significantly different than the Company's. There is no assurance that these retailers will not alter their strategies and concentrate more of their resources in developing Internet shopping portals or other sites or projects that will compete directly with the Company.

The Company faces competition in the following four areas: on-line outlets, which primarily sell seconds or grey-market goods; on-line department stores, which offer some, but rarely all, of the selection their traditional brick & mortar counterparts offer; brand sites such as catalog companies and basics retailers that only offer their brand selection; and, aggregators, such as on-line malls which link consumers to third party web-sites. The Company is not currently aware of any web-sites with the Company's multi-brand emphasis and business strategy.

In the Internet e-commerce sector, the Company competes with numerous product aggregators and style destination web-sites such as Bluefly.com, Buy.com, Ivillage.com, Amazon.com, Fashionmall.com, Shopfind.com, and Girlshop.com. Some of these competitors offer product guides, search engine shopping guides and destination shopping sites. Other destination web-sites, such as Elle.com, Gurl.com and Cosmopolitan.com, which are sponsored by various fashion magazines, have targeted the fashion and [glamour] industries. While such web-sites often offer superior editorial content, the Company believes that its technical and logistical infrastructure gives it a competitive advantage over such actual and potential competitors. The Company cannot give any assurance that such competitors will not be able to overcome the technical and logistical barriers to entry in this market and exert greater competitive pressure on the Company.

Consumer software, CD-ROM Applications

The consumer software market is increasingly competitive, with numerous suppliers directing new products into a highly differentiated and rapidly developing marketplace. The Company's competitors in this market include several large companies with substantially greater financial, technical and marketing resources (such as Mattel/The Learning Company and Sierra). Although the Company entered into agreements with both The Learning Company's Broderbund Division and with Sierra for the 3D Home Interiors product line, Fashion Trip and iStyle, respectively, and such agreements contain certain mutual non-compete covenants, the agreements do not prohibit Broderbund or Sierra, or their parent companies, from publishing or distributing similar products which could compete with the Company's products. The Company believes that the core visualization technology embodied in its products constitute a competitive advantage over similarly situated companies in the consumer software market.

Dependence on Significant Customers

During 1999, Lectra Systems, Inc. and Sierra Online, Inc. accounted for approximately 56% and 13%, respectively, of the Company's total revenues. During 1998, Broderbund Software and Sierra Online, Inc., accounted for approximately 30% and 24%, respectively, of the Company's total revenues. During 1997, Intel Corporation accounted for 34% of the Company's total revenues. The revenue earned from these customers cannot be expected to reoccur and the Company may continue to be dependent on other significant customers, the loss of which could have a material and adverse effect on the Company's business.

Research and Development

The Company believes that its success will depend primarily on its ability to develop new products, maintain technological competitiveness and fulfill an expanding range of customer requirements. To date, the Company has designed and developed all of its key products internally. The Company's research and development expenditures (including expenses that are required to be capitalized under generally accepted accounting principle) totaled $7,177,000 or 117% of revenues in 1999, $6,592,000 or 99% of revenues in 1998 and $3,000,000 or 67% of revenues in 1997. The Company's primary expenses for research and development include the personnel costs of the Company's engineers and other specialists in software infrastructure, interface development, database technologies and 3-D computer graphic design. Research and development expenses also include the depreciation and cost of maintenance of computer hardware used in research and development. As of December 31, 1999, 93 of the Company's 157 full-time employees were employed in various aspects of product development and digital content creation activities. During 1999, 1998 and 1997, no significant amount of the Company's research and development expenditures was customer sponsored.

The Company believes that it has completed most of the development of the core technologies necessary to deploy Styleclick.com. These core technologies include the search engine, the data harvesting engine, the visualization engines, the data streaming engine, and the intelligent shopping agents. Currently the focus of the Company's product development efforts is centered on the creation of the user interface for the site art creation, content acquisition, optimizing user experience for faster access from low bandwidth Internet access, load balancing traffic for optimal handling of concurrent transactions, expanding the Company's content acquisition technology to include higher degrees of automation, developing data streaming technologies to increase delivery of rich content through low bandwidth environments, and expanding the intelligent nature of shopping agents for smarter searches and personal advice.

The Company's development teams are continuously working towards new extensions and enhancements to its core rendering engine in an on-going effort to maintain and extend its leadership in the area. The Company also maintains research and development in a variety of advanced technical areas, including object-oriented technology, data management technology, expert systems and rule-based systems, rendering and other evolving imaging technologies.

Patents and Proprietary Rights

The Company holds three United States patents. One patent covers the Company's core rendering and modeling technology. Another patent covers 3-D modeling techniques and the third relates to business-to-business products. Additionally, the Company also has received a notice of allowance of two pending patent applications covering the ability to create an interactive digital dressing room that allows apparel to be fitted to specific body dimensions. In addition to patent protection, the Company relies on a combination of (i) trade secret, copyright and trademark laws, (ii) confidentiality and nondisclosure agreements and (iii) other contractual and technical measures to protect its proprietary rights. There is no assurance that these measures will deter misappropriation of the Company's proprietary rights. The Company employs a "lock and key" system with respect to the proprietary information underlying its software. This system is designed to ensure that only certain key employees have access to such information, all of whom have signed confidentiality and nondisclosure agreements. The Company has nine registered trademarks, including the mark Modacad. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such asserted claims may not result in costly litigation.

Employees

As of December 31, 1999, the Company employed 157 full-time employees, including 18 in sales and marketing, 55 in product development and systems, 31 in product-related and fulfillment, 38 in content and creative areas and 15 in general and administrative areas. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage.

Item 2.    Property

In 1998, the Company moved its executive headquarters to a three-story office building with approximately 23,000 square feet of office space in Culver City, California, under a lease that will expire in 2006, with an option to extend the lease term for additional ten years. The Company anticipates that it may require additional space in Los Angeles in the first half of 2000 to handle the expected increased levels of its business activities. The Company believes it can readily acquire any needed additional space when and as needed on commercially reasonable terms. The Company acquired this additional space at commercially reasonable terms. The Company has sub-leased its other Los Angeles property under a sub-lease that will expire in 2002, the same expiration date of the original lease.

The Company leases approximately 4,800 square feet in High Point, North Carolina, under a lease that expires in 2004, for production and customer service activities, directed primarily at electronic merchandising customers and consumer product lines. The facility was necessary to accommodate the Company's recent growth in its personnel in this office. The Company acquired this additional space at commercially reasonable terms. The Company leases approximately 1,500 square feet in New York primarily for facilitating sales and marketing support activities in the Northeast region under a lease that expires in August, 2000. The Company anticipates that it may require additional space in New York in the first half of 2000 to handle the expected increased levels of its business activities.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Trading Prices of Securities

Since July 19, 1999, the Company's common stock has traded on the Nasdaq National Market under the symbol "IBUY". From March 1996 until July 19, 1999, the Company's common stock traded on the Nasdaq National Market under the symbol "MODA". The following table sets forth the high and low sales prices for the Company's common stock for the fiscal years ended December 31, 1998 and 1999, as reported by Nasdaq:

                                                       Sales Prices
                                                 High               Low
 Fiscal Year Ended December 31, 1998
     1st Quarter                                 20-1/4              11
     2nd Quarter                                 24-7/8            13-3/4
     3rd Quarter                                 23-5/8            10-7/8
     4th Quarter                                 24-3/4               6
 Fiscal Year Ended December 31, 1999
     1st Quarter                                 21-1/2            11-5/8
     2nd Quarter                                 15-1/8             8-3/8
     3rd Quarter                                 12-1/4             6-3/4
     4th Quarter                                   15               6-1/4

At December 31, 1999, the Company had approximately 3,500 shareholders of record. The Company did not declare or pay dividends on its common stock during 1998 or 1999 and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 1999 the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "1933 Act"):

(a) In March 1999, the Company issued warrants to a third party to purchase 250,000 shares of common stock at an exercise price of $16.80 per share. Such warrants were issued in consideration of business promotion services to be provided to the Company and were fully vested and immediately exercisable on the grant date, and expire in March 2004. In October 1999, the Company changed the exercise price to $10.86 per share of common stock, which was 110% of the then-current market value.

(b) In April 1999, in consideration of a waiver of the future royalties to be paid to its project co-developer, the Company issued to such co-developer
     (i) 455,218 shares of common stock, (ii) warrants, expiring in April 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share, (iii) warrants, expiring in July 2000, to purchase 189,674 shares of common stock at an exercise price of $13.18 per share and (iv) warrants, expiring in April 2004, to purchase 159,326 shares of common stock at an exercise price of $10.98 per share.

(c) In April 1999, in consideration of $7,721,510 the Company received in net proceeds from a private placement of its securities (after paying costs associated with the offering), the Company issued to four investors an aggregate of (i) 776,827 shares of the Company's common stock, (ii) warrants, expiring in April 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share, (iii) warrants, expiring in July 2000, to purchase 323,677 shares of common stock at an exercise price of $13.18 per share, and (iv) warrants, expiring in April 2004, to purchase 271,889 shares of common stock at an exercise price of $13.73 per share. In consideration of services rendered to the Company by two placement agents in connection with this private placement, the Company issued warrants, expiring in April 2004, to purchase 15,536 shares of common stock at an exercise price of $10.98 per share.

(d) During 1999, in consideration for services provided to the Company, the Company issued (i) warrants to an outside promotion agency expiring in December 2003, to purchase 8,333 shares of common stock at an exercise price of $16.68 per share, (ii) warrants, expiring in January 2004, to purchase 8,333 shares of common stock at an exercise price of $20.00 per share, (iii) warrants, expiring in February 2004, to purchase 8,333 shares of common stock at an exercise price of $16.00 per share, (iv) warrants, expiring in March 2004, to purchase 8,333 shares of common stock at an exercise price of $11.56 per share, and (v) warrants, expiring in April 2004, to purchase 8,335 shares of common stock at an exercise price of $11.88 per share.

(e) In June 1999, in consideration for services provided to the Company, the Company issued warrants to an Internet portal company expiring in December 2001, to purchase up to 100,000 shares of common stock at an exercise price of $12.34 per share.

(f) In June, July and August 1999, in consideration for services provided to the Company, the Company issued warrants to purchase an aggregate of 30,000 shares of common stock to a financial advisor for services provided to the Company. The warrants had an exercise price of $13.00 per common share and expire in June, July and August 2002, respectively.

(g) In October 1999, in consideration of services rendered to the Company, the Company granted to three non-employee directors ten-year warrants, expiring October 2009, to purchase a total of 45,000 shares of common stock at an exercise price of $7.50 per share.


Exemption from the registration provisions of the 1933 Act for all of the transactions described above is claimed pursuant to Section 4(2) of the 1933 Act and/or Rule 504 of Regulation D promulgated thereunder on the grounds that such transactions did not involve any public offering. The purchasers in such transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the certificates evidencing the securities issued in such transactions. All purchasers either received adequate information about the Company or had access to such information. The Company filed Registration Statements on Form S-3 covering the resale of securities referenced in paragraphs (b), (c), (d), and (f). All net proceeds from the sale of such securities will go to the selling shareholder who offered and sold their shares.

Item 6. Selected Financial Data

                                            Years Ended December 31,
                           -----------------------------------------------------
                            1999      1998       1997        1996         1995
                           -----------------------------------------------------
                                     (In thousands, except per share data)
Net sales                   $6,174    $6,681     $4,450      $ 3,370    $ 1,905
Net income (loss)          (15,879)   (9,688)       354          645          8
Total assets                15,047    13,050     21,404        7,182      1,864
Long-term debt                   -         -          -            -      4,545
Per common share:
Net income (loss) - Basic    (2.24)    (1.59)      0.07         0.20       0.00
           (loss) - Diluted  (2.24)    (1.59)      0.06         0.20       0.00
Cash dividends declared          -         -          -            -          -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this Form 10-K.

General

The Company is in the business of developing, marketing, and supporting electronic commerce ("E-commerce") Internet web-sites, Internet enabled applications and business and consumer software products based on its proprietary technology for content management, including modeling and rendering technology. The Company has three principal product groups: E-commerce Internet web-sites, software including CD-ROM products and applications including CAD and electronic merchandising products, referred to as business software products.

Since 1998, the Company has divested many of its products in the business and consumer software product groups and has shifted its primary business focus to the emerging Internet E-commerce market. The Company is focusing its technology on building and deploying E-commerce Internet sites, such as comparative search and shopping solutions aimed at facilitating businesses' use of E-commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishing industries.

Revenues generated from the Company's E-commerce Internet web-sites include revenues received in connection with (i) web-site development and maintenance fees for services provided to customers in the development and maintenance of their web-sites, (ii) project participation fees for vendor participation in the Company's on-line shopping Internet web-sites, (iii) on-line advertising revenue for advertising on the Company's on-line shopping web-sites, (iv) transactional revenue from the Company's fulfillment services provided to the Company's on-line shopping Internet web-site participant vendors and (v) product referral fees from referral of vendor products to Internet consumers through the
Company's on-line shopping Internet web-sites. Revenues from project participation fees are recognized based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Web-site development and maintenance fees and on-line advertising revenue are recognized over the terms of the corresponding contracts. Transactional revenue and product referral fees are recognized based on a percentage of gross revenues from the related transactions. Transactional revenue is recognized upon notification of shipment of the vendors' products by the Company's fulfillment warehouse or the participant vendors. Product referral fees are recognized based upon notification of the sales information by the Company's vendors, the independent Internet traffic tracking companies or the Company's on-line tracking reports.

Revenues generated from the Company's consumer CD-ROM products include revenues received in connection with sales of the Company's developed consumer CD-ROM
products  and  vendor   participation   in  the   Company's   developed   CD-ROM
applications. Sales of the products are recognized at the time of shipment. Revenues from CD-ROM participation fees are recognized based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs.

Revenues generated from the Company's business software products include revenues received in connection with sales and licenses of the Company's developed business software products and software maintenance revenues. Sales and licenses of the products are recognized at the time of shipment. Revenue generated from software maintenance is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

Results of Operations

The following table sets forth selected items from the Company's statement of operations for the years ended 1999, 1998 and 1997 and the percentages that such items bear to net revenues:

                                            Year Ended December 31,
                        --------------------------------------------------------
                              1999                 1998                1997
                        ----------------   ------------------   ----------------
                                               (in thousands)
Net revenues             $6,174   100.0 %   $6,681   100.0 %   $4,450    100.0 %
Cost of sales               668    10.8         82     1.2         87      2.0
                         ------   -------   ------   -------   ------    -------
Gross profit              5,506    89.2      6,599    98.8      4,363     98.0
Operating costs and
   expenses:
Selling, general and
   administrative        13,362   216.4      8,291   124.1      3,394     76.3
Research and development  6,054    98.1      3,541    53.0        172      3.9
Merger related costs        405     6.6          -       -          -        -
Amortization of software
   development costs      1,842    29.8      4,890    73.2        774     17.4
                         ------   -------   ------   -------   ------    -------
  Total operating costs
     and expenses       21,663    350.9     16,722   250.3      4,340     97.5
                         ------   -------   ------   -------   ------    -------
Loss from operations   (16,157)  (261.7)   (10,123) (151.5)        23      0.5
Investment and other
   income, net             278      4.5        435     6.5        331      7.5
                        -------   -------   ------   -------   ------    -------
  Net loss            $(15,879)  (257.2 %) $(9,688) (145.0 %)   $ 354      8.0 %
                        =======   =======   ======   =======   ======    =======

1999 Compared with 1998

Net Revenues

Revenues in the amount of $4,810,000, or 78% of total revenues for the year ended December 31, 1999 were earned from three sources which cannot be expected to reoccur, including product development fees ($400,000, or 6%), web-site development fees ($910,000, or 15%) and the sale of the Company's business software product line ($3,500,000, or 57% of revenues). Net revenues decreased $507,000, or 8%, to $6,174,000 in 1999 from $6,681,000 in 1998. The decrease was primarily due to (i) a decrease of $4,368,000 in revenues from the Company's consumer CD-ROM products, (ii) a decrease of $54,000 in revenues from training services and (iii) a decrease of $128,000 in maintenance fees. These decreases were offset by an increase of $1,887,000 in sales of the Company's business software products, an increase of $1,623,000 in revenues generated from the Company's E-commerce Internet web-sites and an increase of $533,000 in revenues from consulting services.

Revenues generated from the Company's E-commerce Internet web-sites were $1,623,000 in 1999 as compared to no such revenue generated in 1998. The $1,623,000 in revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees, on-line advertising revenue, digital content generation fees, transactional revenues and product referral fees.

Revenues generated from consumer CD-ROM products decreased $4,368,000, or 88%, to $607,000 in 1999 from $4,975,000 in 1998 primarily due to $1,980,000 of revenue generated in 1998 from the one-time license of the Company's 3-D Home Interiors product to its publisher and $395,000 of revenue generated in connection with consumer product developing services provided to one of the Company's major customers in 1998. These revenues were not repeated in 1999 as the Company has shifted its primary business focus to the emerging consumer Internet E-commerce market. Additionally, revenue generated in connection with the Company's developing CD-ROM applications decreased $1,200,000 to $400,000 in 1999 from $1,600,000 in 1998. The $400,000 in revenue generated in 1999 resulted from the completion of development of one of the CD-ROM applications which had been in development since 1998. Finally, $793,000 of the decrease was due to lower CD-ROM participation revenue generated from the Company's consumer CD-ROM applications in 1999 as compared to 1998. The decrease in CD-ROM participation revenues resulted from the Company's strategy to shift its marketing focus to Internet E-commerce during 1999.

Sales of business software products increased $1,887,000, or 135%, to $3,285,000 in 1999 from $1,398,000 in 1998 primarily due to the sale of two of the Company's business software product lines and the license of certain related technologies for an up-front fee of $3,000,000 in 1999. In March 1999, the Company entered into an agreement with one of its major competitors. Under the agreement, the Company sold two of its business software product lines and licensed its cataloging software to the buyer for an up-front fee of $3,000,000, additional support fees of up to $1,000,000, and a contingent payment of up to $1,000,000 depending on future sales over the next 24 months generated from the product lines sold to the buyer. Except for support services, the Company has no further obligations to this buyer (including further development of the products sold or the software licensed, as all development has been completed on such products and software). The sale of these product lines was part of the overall shift in the Company's primary business focus from the business software product marketplace to the emerging consumer Internet E-commerce market. As such, the revenues recognized from the sale did not arise from, and are not necessarily representative of, the Company's ongoing business. As a result of the sale, the Company generated less revenue from its business software products in the remaining period of 1999 as compared to the comparable period in 1998.

Revenues from consulting services increased $533,000 to $538,000 in 1999 from $5,000 in 1998 primarily due to $500,000 in revenues for consulting services generated from the purchaser of two of the Company's business software product lines in the first quarter of 1999. No such revenue was generated in 1998.

Revenues from training services decreased $54,000, or 73%, to $20,000 in 1999 from $74,000 in 1998, and maintenance fees decreased $128,000, or 56%, to $101,000 in 1999 from $229,000 in 1998, primarily due to the Company's overall shift in its primary business focus away from the business software products, as discussed above, from which most training and maintenance fees were generated.

Cost of Sales

Costs of sales are comprised primarily of product fulfillment costs, credit card processing fees, direct shipping material and product royalties associated with the respective revenues. Cost of sales increased $586,000 to $668,000 in 1999 from $82,000 in 1998 primarily due to $117,000 in cost of sales incurred in connection with the $3,000,000 sale and license of certain of the Company's business software products in 1999 and a $475,000 non-cash charge to royalty expense. The Company issued stock and warrants to Intel, the Company's project co-developer, valued at $5,539,000 in exchange for future royalties through December 2007. Such amount was recorded as prepaid royalties and will be continuously amortized at $158,000 per quarter until December 2007. No such costs of sales were incurred in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5,071,000, or 61%, to $13,362,000 in 1999 from $8,291,000 in 1998 due to the following factors. Personnel costs increased $1,627,000, or 58%, to $4,418,000 in 1999 from $2,791,000 in 1998. The increase in personnel costs resulted primarily from the hiring of additional personnel in late 1998 to support the Company's increased operating activities, increasing the total number of employees from 121 as of December 31, 1998 to 157 as of December 31, 1999, and $200,000 of bonuses paid to the Company's executives in 1999. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $3,571,000, or 102%, to $7,076,000 in 1999 from $3,505,000 in 1998. Of that increase,
$3,522,000 was related to an increase in the Company's marketing activities in 1999 to support its new E-commerce products. Additionally, professional services including accounting, legal and consulting services increased $693,000, or 75%, to $1,612,000 in 1999 from $919,000 in 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in 1999 compared to 1998, resulting from the Company's increased operating activities in the emerging E-commerce market and support of its new E-commerce products and dispositions of certain of the Company's business software product lines. Finally, bad debt expense decreased $857,000, or 93%, to $60,000 in 1999 from $917,000 in 1998. Such decrease was primarily attributable to the additional bad debt reserve in the amount of $865,000 recorded by the Company during 1998 upon the Company's review of certain specific accounts. No such reserve was needed in 1999.

Research and Development

The Company incurred $7,177,000 of research and development expenditures in 1999, of which $1,123,000 was capitalized and $6,054,000 was expensed, compared to $6,592,000 in 1998, of which $3,051,000 was capitalized and $3,541,000 was expensed. The 9% increase in research and development expenditures from 1998 to 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects.

Merger Related Costs

The Company incurred $405,000 of expense in connection with its merger plan with Internet Shopping Network, LLC in the fourth quarter of 1999. No such expense was incurred in 1998. The $405,000 expense was primarily related to legal and accounting services. Costs related to merger are expected to increase significantly in the first and second quarter of 2000.

Amortization of Software Development Costs

The amortization of software development costs decreased $3,048,000, or 62%, to $1,842,000 in 1999 from $4,890,000 in 1998 primarily due to a $3,193,000 decrease in the Company's write-off of its research and development costs in 1999 as compared to 1998. In 1998, the Company wrote off a total of $3,443,000 of its research and development cost. $1,038,000 of the total write-off was related to the exclusive license of the Company's 3D Home Interiors product to its Company's publisher. The remaining $2,405,000 was primarily attributable to the software capitalized prior to 1998 in relation to certain products in the business-to-business market place which the Company is exiting as a result of its new business strategy to target the emerging E-commerce market. In 1999, the Company wrote off a total of $250,000 of its research and development cost. The write-off was related to the product lines sold to one of the Company's competitors in the first quarter of 1999. The remaining $145,000 increase in amortization of software development costs is due to higher capitalized project costs being amortized in 1999 as compared to 1998.

Investment and Other Income

Investment and other income decreased $157,000, or 36%, to $278,000 in 1999 from $435,000 in 1998 due to the decrease in income generated from a money market account in which the Company's funds are maintained. The decrease resulted from a lower average cash balance maintained in this account in 1999 as compared to 1998.

Income Taxes

The Company recorded no provision for income taxes in 1999 and 1998 due to net operating losses in both years.

1998 Compared with 1997

Net Revenues

Net revenues increased $2,231,000, or 50%, to $6,681,000 in 1998 from $4,450,000 in 1997. The increase was primarily due to (i) an increase in the revenues from the Company's consumer CD-ROM products, (ii) an increase of $5,000 in revenue from training services, and (iii) an increase of $71,000 in maintenance fees. These increases were offset by a decrease of $887,000 in sales of the Company's business software products and a decrease of $131,000 in revenues from consulting services.

Revenue generated from consumer CD-ROM products increased $3,173,000 or 176%, to $4,975,000 in 1998 from $1,802,000 in 1997. The increase was primarily due to
(i) $1,980,000 of revenue generated from the exclusive license of the Company's 3D Home Interiors product to its publisher, (ii) $1,600,000 of revenue generated in connection with the Company's developing two CD-ROM applications, (iii) $395,000 of revenue generated in connection with consumer product developing services provided to one of the Company's major customers and (iv) $1,000,000 CD-ROM participation revenue generated form the Company's consumer CD-ROM applications in 1998. No such revenues were generated in 1997. The increase was offset by a total of $1,802,000 revenues generated in 1997 which were not repeated in 1998, including a one-time payment of $1,500,000 in connection with the Company's fulfillment of certain obligations under an agreement with Intel in connection with the co-development of consumer software.

Sales of business software products decreased $887,000, or 39%, to $1,398,000 in 1998 from $2,285,000 in 1997 primarily due to $400,000 in the foreign sales generated by two of the Company's major customers in Europe in 1997, which sales were not repeated in 1998. The remaining decrease resulted from the Company's strategy to shift its marketing focus to Internet E-commerce.

Cost of Sales

Cost of sales associated with the Company's CD-ROM consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the CD-ROM consumer products in 1998 and no such cost of sales was incurred in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,897,000, or 144%, to $8,291,000 in 1998 from $3,394,000 in 1997. Personnel costs increased $1,218,000, or 78%, to $2,791,000 in 1998 from $1,573,000 in 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 and 1998 to support the Company's increased operating activities, increasing the total number of employees from 86 as of December 31, 1997 to 121 as of December 31, 1998. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $2,253,000, or 180%, to $3,505,000 in 1998 from $1,252,000 in 1997. $1,420,000 of such increase was related to the Company's increasing marketing activities in 1998 to support its new E-commerce products. Also, professional services including accounting, legal and consulting services increased $477,000, or 108%, to $919,000 in 1998 from $442,000 in 1997.
The increase in professional services was primarily due to the Company's increased requirements for these services in 1998 compared to 1997 resulting from the Company's increased operating activities. Finally, bad debt expense increased $865,000, or 1,663%, to $917,000 in 1998 from $52,000 in 1997 due to the Company's decision in 1998 to increase its bad debt reserve by $865,000 due to the Company's increasing sales volume, and based on a review of specific accounts.

Research and Development

The Company incurred $6,592,000 of research and development costs in 1998, as compared to $3,000,000 in 1997. In 1997, $3,051,000 of such costs were capitalized as software development costs, while in 1998, $2,828,000 of such costs were capitalized as software development costs. The remaining $3,541,000 of research and development costs in 1998 were expensed, compared to $172,000 in 1997. The 102% increase in research and development expenditure from 1997 to 1998 was primarily due to the hiring of additional personnel to perform software programming services in connection with the further development of the Company's business software, consumer software and Internet products. A lower percentage of research and development expenditures were capitalized in 1998 as compared to 1997 due primarily to the Company's completion of two of its major projects at the beginning of 1998. A significant portion of the research and development expenses incurred prior to the completion of those two major projects was capitalized as software development costs.

Amortization of Software Development Costs

The amortization of software development costs increased $4,116,000, or 532%, to $4,890,000 in 1998 from $774,000 in 1997 partially because the Company began marketing and amortizing development costs associated with several new versions of software products in late 1997 and in 1998. In addition, the Company took a one-time charge to write off a total of $3,443,000 of its research and development cost in 1998. Of the total write-off $1,038,000 was related to the exclusive license of the Company's 3D Home Interiors product to its publisher. The remaining $2,405,000 write-off was primarily attributable to the software capitalized prior to 1998 in relation to certain products in the business software market which the Company is exiting as a result of its new business strategy to target the emerging E-commerce market.

Investment and Other Income

Investment and other income increased $104,000, or 31%, to $435,000 in 1998 from $331,000 in 1997. This increase is due to the increase in income generated from a money market account in which the proceeds received in July 1997 upon the exercise by warrant holders of the Company's public warrants after notice of redemption was given in June 1997, along with other amounts, are maintained.

Income Taxes

The Company recorded no provision for income taxes in 1998 and 1997 due to net operating losses in 1998 and the utilization of net operating loss carryforwards in 1997.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities decreased to 2.6 on December 31, 1999 from 10.12 at December 31, 1998. The decrease was primarily due to a 32% decrease in the Company's current assets balance and a 167% increase in its current liabilities balance from December 31, 1998 to December 31, 1999. The 32% decrease in current assets balance was primarily due to a $4,947,608 decrease in cash. The decease was offset by a $157,104 increase in accounts receivable, a $1,396,080 increase in prepaid expenses and other current assets, a $632,988 increase in deferred royalties and a $467,496 increase in deferred advertising and promotion. The 167% increase in current liabilities was primarily due to a $1,275,530 increase in accounts payable and accrued expenses.

The Company's cash balance decreased $4,947,608, or 78%, to $1,395,991 at December 31, 1999 from $6,343,599 at December 31, 1998 primarily due to a decrease of $13,492,734 resulting from cash used by the Company in its operating activities and a decrease of $894,820 resulting from cash used for the purchase of fixed assets. Such decreases were offset by an increase of $422,750 in cash received by the Company in connection with stock options exercised by the Company's employees in 1999, $6,000 received by the Company in connection with warrants exercised by its IPO principal underwriter, $1,250,000 received by the Company in connection with warrants exercised by one of its outside consultants and net proceeds of $7,761,196 received by the Company in connection with the issuance of 776,827 shares of its common stock in April 1999.

The Company's accounts receivable balance increased $157,104, or 18%, to $1,042,091 at December 31, 1999 from $884,987 at December 31, 1998. This increase was primarily due to a $450,000 receivable balance at December 31, 1999, which was related to the revenue generated in late 1999 from one of the Company's major customers. The increase was offset by a decrease resulting from the collection during 1999 from two of the Company's major customers of approximately $259,000 in accounts receivable from such customers at December 31, 1998.

The Company's prepaid expenses and other current assets balance increased $1,396,080 to $1,793,181 at December 31, 1999 from $397,101 at December 31, 1998 primarily due to a $3,414,286 prepayment recorded in 1999 in connection with a two-year E-commerce marketing agreement entered into by the Company with an Internet portal company as a prepayment of future marketing expense. Of this amount, $1,925,000 was expensed in 1999.

The Company had $5,063,930 in deferred royalties at December 31, 1999 compared to none at December 31, 1998. In April 1999, the Company recorded $5,538,674 in deferred royalties in connection with the issuance of 455,218 shares of the Company's common stock and warrants to purchase a total of 538,674 shares of the Company's common stock to Intel, its project co-developer. Of this amount, $474,744 was expensed in 1999.

The Company had $1,012,917 in deferred advertising and promotion expense at December 31, 1999 compared to none at December 31, 1998. In 1999, the Company recorded $1,402,500 in deferred advertising and promotion expenses related to the issuance of warrants to purchase a total of 250,000 shares of the Company's common stock in consideration of business promotion services to be provided to the Company. Of this amount, $389,583 was expensed in 1999.

The Company's accounts payable and accrued expenses balance increased $1,275,530 to $1,778,728 at December 31, 1999 from $503,198 at December 31, 1998 primarily due to a $176,554 increase in accrued legal service fees from December 31, 1998 to December 31, 1999 and a $245,264 increase in accrued bonuses primarily due to $200,000 in bonuses accrued for the Company's executive officers at December 31, 1999. Finally, the total balance from the year-end outstanding bills increased $730,495 from December 31, 1998 to December 31, 1999 primarily due to advertising bills in a total amount of $588,223 recorded in late 1999 and paid subsequent to December 31, 1999. No such bills were recorded at December 31, 1998.

The Company's total shareholders' equity balance increased $761,779, or 6%, to $13,071,470 at December 31, 1999 from $12,309,691 at December 31, 1998 primarily due to $7,761,196 in net proceeds received from the issuance of a total of 776,827 shares of the Company's common stock to four of its investors in April 1999, $422,750 in proceeds received from the exercise of stock options to purchase a total of 44,500 shares of the Company's common stock by 18 employees during 1999, $6,000 in proceeds received from the exercise of warrants to purchase a total of 1,000 shares of the Company's common stock by its principal underwriter of its initial public offering and $1,250,000 received by the Company in connection with warrants exercised by an outside consultant. Additionally, an increase of $5,538,674 resulted from the Company's issuance to Intel in April 1999 of 455,218 shares of the its common stock and warrants to purchase a total of 538,674 shares of the Company's common stock. Finally, an increase of $1,662,500 resulted from the Company's issuance of warrants to purchase 466,667 shares of common stock in 1999 in consideration of business promotion and consulting services provided (or to be provided) to the Company. The increase was offset by a net operating loss in the amount of $15,879,341 in 1999.

As of December 31, 1999, employee stock options to purchase a total of 946,286 shares with a weighted average exercise price of $11.11 per share and warrants to purchase a total of 2,225,969 shares of the Company's common stock with a weighted average exercise price of $13 per share were exercisable. Approximately $40 million will be received if all of such stock options and warrants are exercised in the future. However, the exercise of these stock options and warrants is subject to various conditions, including the Company's stock market price, the option/warrant holders' willingness to exercise and certain restrictive trading regulations.

In January 2000, the Company and USA Network, Inc. ("USAi") announced an agreement to form a new company by merging the Company and Internet Shopping Network ("ISN"), an indirect wholly owned subsidiary of USAi. The new company will own and operate the combined properties of the Company and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's shareholders will own approximately 25%. In the interim, USAi has extended a $10 million bridge loan to the Company. Consummation of the merger is subject to various conditions, including approval by the Company's shareholders and the receipt of required regulatory approvals.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's E-commerce web-sites. Together with its existing capital, the $10 million credit term provided by USAi and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company expects the merger to be completed in the second quarter of 2000. If the merger is not completed and cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming it can do so on acceptable terms.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

     See index to financial statements on page 23.

                          Audited Financial Statements
                               Styleclick.com Inc.

                  Years ended December 31, 1999, 1998 and 1997
                       with Report of Independent Auditors

                               Styleclick.com Inc.

                          Audited Financial Statements


                  Years ended December 31, 1999, 1998 and 1997




                                    Contents

Report of Independent Auditors...............................................24

Audited Financial Statements

Balance Sheets...............................................................26
Statements of Operations.....................................................27
Statements of Stockholders' Equity...........................................28
Statements of Cash Flows.....................................................29
Notes to Financial Statements................................................31

                         Report of Independent Auditors


The Board of Directors
Styleclick.com Inc.

     We have audited the accompanying balance sheet of Styleclick.com Inc. (the "Company") as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows of the Company for the year then ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Styleclick.com Inc. at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ERNST & YOUNG LLP
                                              ----------------------
                                                 Ernst & Young LLP


Los Angeles, California
February 21, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Styleclick.com Inc. (formerly ModaCAD, Inc.)

We have audited the accompanying balance sheet of Styleclick.com Inc. (formerly ModaCAD, Inc.) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Styleclick.com Inc. (formerly ModaCAD, Inc.) as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-------------------------------------------
    Singer Lewak Greenbaum & Goldstein LLP


Los Angeles, California
March 16, 1999

                               Styleclick.com Inc.

                                 Balance Sheets

                                                              December 31,
                                                          1999          1998
                                                      -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                          $ 1,395,991   $ 6,343,599
   Accounts receivable, net of allowance for
      doubtful accounts of $242,229 and $132,500
      at December 31, 1999 and 1998, respectively         799,862       752,487
   Deferred royalties                                     632,988             -
   Deferred advertising and promotion                     467,496             -
   Prepaid expenses and other current assets            1,793,181       397,101
                                                      -----------   -----------
Total current assets                                    5,089,518     7,493,187

Capitalized computer software development costs,
   net of accumulated amortization of $7,880,904
   and $6,039,105 at December 31, 1999 and
   1998, respectively                                   2,294,914     3,014,043
Fixed assets, net of accumulated depreciation
   of $1,823,850 and $1,069,832 at December 31, 1999
   and 1998, respectively                               2,600,458     2,459,656
Deferred royalties, non-current                         4,430,942             -
Deferred advertising and promotion, non-current           545,421             -
Other assets                                               85,663        83,055
                                                      -----------   -----------
 Total assets                                         $15,046,916   $13,049,941
                                                      ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses              $ 1,778,728   $   503,198
   Deferred income                                        196,718       237,052
                                                      -----------   -----------
Total current liabilities                               1,975,446       740,250

Commitments (Note 3)

Stockholders' equity:
   Common stock; No par value; 15,000,000 shares
      authorized, 7,673,515 shares and 6,143,374
      shares issued and outstanding at December 31,
      1999 and 1998, respectively                      43,216,747    26,575,627
   Accumulated deficit                                (30,145,277)  (14,265,936)
                                                      -----------   -----------
Total stockholders' equity                             13,071,470    12,309,691
                                                      -----------   -----------
Total liabilities and stockholders' equity            $15,046,916   $13,049,941
                                                      ===========   ===========

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                            Statements of Operations


                                                 Years ended December 31,
                                             1999          1998          1997
                                        ------------   -----------   -----------
Net revenues                            $  6,173,924   $ 6,681,280   $ 4,449,857

Cost of sales                                667,701        82,135        87,470
                                        ------------   -----------   -----------
Gross profit                               5,506,223     6,599,145     4,362,387

Operating costs and expenses:
Selling, general and administrative       13,361,980     8,290,979     3,393,765
Research and development                   6,054,105     3,541,300       171,769
Merger related costs                         405,333             -             -
Amortization of software development
   costs                                   1,841,798     4,889,986       774,135
                                        ------------   -----------   -----------
Total operating costs and expenses        21,663,216    16,722,265     4,339,669
                                        ------------   -----------   -----------

Operating (loss) profit                  (16,156,993)  (10,123,120)       22,718
                                        ------------   -----------   -----------

Other income (expense):
   Loss in equity investment                       -       (55,324)            -
   Other income                                    -         2,067        11,190
   Investment income                         277,652       488,738       320,367
                                        ------------   -----------   -----------
Total other income (expense)                 277,652       435,481       331,557
                                        ------------   -----------   -----------
Net (loss) income                       $(15,879,341)  $(9,687,639)   $  354,275
                                        ============   ===========   ===========

Basic (loss) income per share           $      (2.24)  $     (1.59)   $     0.07
                                        ============   ===========   ===========

Diluted (loss) income per share         $      (2.24)  $     (1.59)   $     0.06
                                        ============   ===========   ===========

Weighted average shares outstanding        7,092,374     6,088,247     4,800,918
                                        ============   ===========   ===========

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                        Statements of Stockholders' Equity

                                    Common Stock       Accumulated
                              ----------------------
                                Shares       Amount       Deficit      Total
                              ---------  -----------  ------------  -----------
Balance at January 1, 1997    3,865,790  $11,593,905  $ (4,932,572) $ 6,661,333
   Issuance of common
      stock for stock
      options exercised          29,000      149,376             -      149,376
   Warrants exercised         2,128,184   13,369,126             -   13,369,126
   Warrant redemption cost            -     (167,055)            -     (167,055)
   Issuance of  warrants
      for services                    -      572,000             -      572,000
   Net income                         -            -       354,275      354,275
                              ---------  -----------  ------------  -----------
Balance at December 31, 1997  6,022,974   25,517,352    (4,578,297)  20,939,055
   Issuance of common stock
      for stock options
      exercised                  94,000      837,875             -      837,875
   Warrants exercised            26,400      158,400             -      158,400
   Issuance of  warrants for
      services                        -       62,000             -       62,000
   Net loss                           -            -    (9,687,639)  (9,687,639)
                              ---------  -----------  ------------  -----------
Balance at December 31, 1998  6,143,374   26,575,627   (14,265,936)  12,309,691
   Issuance of  common stock    779,423    7,761,196             -    7,761,196
   Issuance of common stock
      for stock options
      exercised                  44,500      422,750             -      422,750
   Issuance of common stock
      for services              455,218    5,000,000             -    5,000,000
   Warrants exercised           251,000    1,256,000             -    1,256,000
   Issuance of  warrants for
      services                        -    2,201,174             -    2,201,174
   Net loss                           -            -   (15,879,341) (15,879,341)
                              ---------  -----------  ------------  -----------
Balance at December 31, 1999  7,673,515  $43,216,747  $(30,145,277) $13,071,470
                              =========  ===========  ============  ===========

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                            Statements of Cash Flows

                                               Years ended December 31,
                                          1999           1998          1997
                                     ------------     -----------   -----------
Operating activities
Net (loss) income                    $(15,879,341)    $(9,687,639)   $  354,275
Adjustments to reconcile net (loss)
   income to net cash used in
   operating activities
      Depreciation                        754,018         292,671        65,665
      Amortization of capitalized
         software development costs     1,841,797       4,889,986       774,135
      Capitalized computer software
         development costs             (1,122,668)     (2,895,512)   (2,682,956)
      Amortization of deferred costs
         for services rendered            974,327          62,000        12,000
      Fixed assets acquired in
         exchange for sales                     -        (275,000)            -
      Loss in equity investment                 -          55,324             -
      Changes in operating assets
         and liabilities:
           Accounts receivable, net       (47,375)      1,408,665      (818,299)
           Prepaid expenses and other
              current assets           (1,246,080)        350,675       (34,343)
           Other assets                    (2,608)          8,593       (69,208)
           Accounts payable and
              accrued expenses          1,275,530         142,477       (10,022)
           Deferred income                (40,334)        132,772        29,501
                                     ------------     -----------   -----------
Net cash used in operating
   activities                         (13,492,734)     (5,514,988)   (2,379,252)

Investing activities
Purchase of fixed assets                 (894,820)     (1,557,680)     (616,166)
                                     ------------     -----------   -----------
Net cash used in investment
   activities                            (894,820)     (1,557,680)     (616,166)

Financing activities
Payments on officers/stockholders
   note payable                                 -               -       (75,000)
Stock options exercised                   422,750         837,875       149,376
Warrants exercised                      1,256,000         158,400    13,369,126
Issuance of common stock                7,761,196               -      (167,055)
                                     ------------     -----------   -----------
Net cash provided by financing
   activities                           9,439,946         996,275    13,276,447
Net (decrease) increase in cash
   and cash equivalents                (4,947,608)     (6,076,393)   10,281,029
                                     ------------     -----------   -----------
Cash and cash equivalents at
   beginning of year                    6,343,599      12,419,992     2,138,963
                                     ------------     -----------   -----------
Cash and cash equivalents
   at end of year                     $ 1,395,991     $ 6,343,599   $12,419,992
                                     ============     ===========   ===========

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                            Statements of Cash Flows



Supplemental disclosure of noncash transactions

During 1999, the Company recorded deferred royalties and deferred advertising and promotion costs of $7,141,174 due to the issuance of 455,218 shares of the Company's common stock, warrants to purchase a total of 538,674 shares of the Company's common stock to a project co-developer, and the issuance of warrants to purchase a total of 350,000 shares of the Company's common stock in consideration of business promotional services to be provided for the Company. During 1999, $914,327 of such costs were expensed.

During 1997, the Company issued warrants to purchase a total of 126,316 shares of the Company's common stock valued at $560,000 for development expenses that were performed in 1998.

During the years ended December 31, 1999, 1998 and 1997, the Company paid no income taxes or interest.


See accompanying notes to financial statements.

                               Styleclick.com Inc.

                          Notes to Financial Statements

1. Line of Business and Basis of Presentation

Styleclick.com Inc. ("Styleclick" or the "Company"), formerly known as Modacad, Inc., was incorporated in California on February 4, 1988. The Company is in the business of developing, marketing, and supporting electronic commerce ("E-commerce") Internet web-sites; Internet enabled applications; and business and consumer software products, based on its proprietary technology for content management, including modeling and rendering technology.

Beginning in 1999, the Company shifted its primary business focus from the business-to-business marketplace to the emerging consumer Internet E-commerce market. In connection with this shift in focus, the Company divested many of its products in the business-to-business and consumer software product groups. The Company is focusing its technology to build and deploy E-commerce Internet sites, such a comparative search and shopping solutions aimed at facilitating businesses' use of electronic commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishings industries. As a result of the Company's shift in business focus, revenue of approximately $2.6 million and $400,000 recorded in 1998 and 1997, respectively, are not expected to reoccur in future period.


The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred significant operating losses and negative cash flows from operations for the last two years and is currently being advanced funds by USA Networks, Inc. ("USAi") pursuant to USAi's $10 million line of credit extended to the Company in contemplation of the Company's merger with the Internet Shopping Network (see Note 11).

The Company's continuation as a going concern is dependent upon the success of its merger with the Internet Shopping Network or the raising of additional debt or equity financing. The Company believes that the proceeds from USAi's investment, in addition to revenue generated from expansion of the Company's services in the market place will support the Company's operations through 2000.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

                              Styleclick.com Inc.

                          Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

Software Development Costs

Prior to 1999, software development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86")". Under SFAS No. 86, software development costs were capitalized upon the establishment of technological feasibility and discontinued when the product was available for sale. Capitalized software development costs were comprised primarily of direct overhead, payroll costs and consultants' fees of individuals working directly on the development of specific software products.

On January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1")". SOP 98-1 identifies three stages of a typical software development project: preliminary project stage, application development stage, and the post-implementation stage. As required by SOP 98-1, the Company capitalizes certain qualifying costs incurred during the application development stage. All other internal use development costs are expensed as incurred.

The carrying value of software and development costs is periodically reviewed, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost, consistent with the Company's policy regarding long-lived assets. During 1998, an impairment of capitalized computer software development costs of approximately $3,443,000 was recognized and has been included in amortization of capitalized software development costs in the statement of operations. Costs capitalized for the years ended December 31, 1999 and 1998 were $1,122,668 and $3,050,471, respectively.

Amortization of capitalized software development costs is provided on a project-by-project basis on the straight-line method over the estimated economic life of the products (not to exceed three years).

In March 2000, Emerging Issues Task Force 00-2 (EITF 00-2), Accounting for Website Development Costs was issued. EITF 00-2 is effective prospectively for all costs incurred for quarters beginning after June 30, 2000 and addresses how an entity should account for costs incurred to develop a web-site. The Company does not expect the adoption of EITF 00-2 to have a material impact, if any, on its financial position or results of operations.

Fixed Assets

Furniture and equipment are recorded at cost. Depreciation is computed by using the straight-line method over an estimated useful life of five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals of fixed assets are included in the results of operations.

                               Styleclick.com Inc.

                          Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Business-to-Business

The Company recognizes revenues generated from vendor participation in the Company's CD-ROM applications ("CD-ROM participation fees") and the Company's on-line shopping Internet web-sites ("project participation fees") based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Revenue generated from services provided to customers in the development and maintenance of their Internet web-sites ("web-site development and maintenance fees") is recognized based on the accomplishment of contractual milestone in a manner that matches revenue with the related costs. Generally, the terms of contracts that generate CD-ROM participation fees, project participation fees, and web-site development and maintenance fees are short term in nature (twelve months or less).

Barter

The Company has entered into several barter transaction arrangements whereby it receives certain non-monetary benefits. The Company has not recognized any revenue under these contracts because it does not have a history of receiving cash for similar transactions.

Internet Applications

Revenue generated from the Company's fulfillment services provided to the Company's on-line shopping Internet web-site participant vendors ("transactional revenue") is recognized based on a percentage of gross revenues from the related transactions upon notification of shipment of the vendors' products by the Company's fulfillment warehouse or the participant vendors.

Revenue generated from referral of vendors' products to Internet consumers through the Company's on-line shopping Internet web-sites ("product referral fees") are recognized based on a percentage of gross revenues from the related transactions based upon notification of the respective sales information by the Company's vendors, the independent Internet traffic tracking companies or the Company's on-line tracking reports.

Other

Revenue generated from advertising on the Company's  on-line shopping  web-sites
("on-line   advertising   revenue")  is   recognized   over  the  terms  of  the
corresponding contracts on a straight-line basis.

Consumer Software, CD-ROM Applications

The Company recognizes revenues related to software licenses and software maintenance in accordance with SOP 97-2, "Software Revenue Recognition." Product revenue is recorded at the time of shipment, net of estimated allowances and returns. Revenue generated from post contract customer support is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

                               Styleclick.com Inc.

                          Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

Cost of Sales

Costs of sales are comprised primarily of product fulfillment costs, credit card processing fees, direct shipping material and product royalties associated with the respective revenues.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" the Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $4,513,918, $992,217 and
$19,629, respectively and is included in the statement of operations as selling, general and administrative expense.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries, consulting fees and direct overhead.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation." The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS No.
123. All stock options are issued at an exercise price at or above the deemed fair value of the Company's stock.

Income Taxes

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                               Styleclick.com Inc.

                          Notes to Financial Statements


2. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The Company's financial instruments include cash and cash equivalents and accounts receivable and their carrying amounts approximate fair value.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high quality financial institutions. Amounts of $1,106,074 and $6,026,869 held in a money market account were fully insured at December 31, 1999 and 1998, respectively. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               Styleclick.com Inc.

                          Notes to Financial Statements

3. Fixed Assets

Fixed assets at December 31, 1999 and 1998 consisted of the following:

                                                     1999              1998
                                                 -----------      ------------
Computer equipment and software                  $ 3,365,275      $  2,607,578
Office equipment                                     318,204           233,652
Furniture and fixtures                               268,969           255,510
Leasehold improvements                               471,860           432,748
                                                 -----------      ------------
                                                   4,424,308         3,529,488
Less accumulated depreciation                      1,823,850         1,069,832
                                                 -----------      ------------
                                                 $ 2,600,458      $  2,459,656
                                                 ===========      ============

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $754,018, $447,628 and $210,712, respectively.

4. Commitments

Leases

The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements which expire through April 30, 2006.

Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 were as follows:

Years ending                              Sub-lease rental
December 31,        Operating leases           income                 Total
-----------          -----------           -----------            -----------
  2000               $   559,135           $   105,000            $   454,135
  2001                   528,375               105,000                423,375
  2002                   487,259                52,500                434,759
  2003                   446,142                     -                446,142
  2004                   406,891                     -                406,891
Thereafter               541,326                     -                541,326
                     -----------           -----------            -----------
                     $ 2,969,128           $   262,500            $ 2,706,628
                     ===========           ===========            ===========

Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $468,557, $451,253 and $192,000, respectively.

                               Styleclick.com Inc.

                          Notes to Financial Statements

4. Commitments (continued)

Employment Agreements

In 1998, the Company entered into two new employment agreements, expiring on December 31, 2005, with two key officers of the Company. Under the agreements, these officers receive aggregate annual salaries of $400,000 and monthly aggregate automobile allowances of $1,200. In addition, these officers received aggregate signing bonuses of $200,000. Further, the Company shall pay an annual performance bonus to each officer for each calendar year of the employment term in an amount determined by the Compensation Committee of the Board of Directors. In 1999, the Company amended these two employment agreements to increase annual salaries paid to these officers to an aggregate amount of $460,000 effective January 1, 2000 and awarded $200,000 performance bonuses to these officers.

In connection with the employment agreements, the same key officers were granted five-year options to purchase up to an aggregate of 400,000 shares of the Company's common stock at an exercise price of $15.88. Such options vest and become exercisable over the next three years and contain accelerated vesting and exercisability criteria based on achieving certain operating results. Options to purchase 133,332 shares are vested and became exercisable as of December 31, 1999 and options to purchase 133,334 and 133,334 shares will be vested and become exercisable as of December 31, 2000 and 2001, respectively.

In July 1999, the Company entered into a new employment agreement with a key officer of the company that expires on June 30, 2002. Under the agreement, the officer receives an annual salary of $125,000 and a monthly automobile allowance of $400.

E-Commerce Marketing Agreement

In June 1999, the Company entered into a two-year interactive marketing agreement with an Internet Portal company (the "Portal"). Under the agreement, the Portal will promote the Company's E-commerce Internet web-site in several areas of the Portal's Internet web-sites. In consideration of such promotion, the Company will make payments to the Portal totaling up to $7.5 million in cash through January 2001. As of December 31, 1999, the Company had paid $3,214,286 in cash to the Portal under this agreement. In addition, in June 1999, the Company issued warrants to the Portal to purchase 100,000 shares of the Company's common stock at an exercise price of $12.34 that expire in December 2001. The fair value of such warrants was $200,000 based on the fair value of the consideration received. This cash and the value of the warrant was deferred and is included in prepaid expenses and other current assets at December 31, 1999, net of amortization of $1,925,000 in 1999. The entire amount of $7.7 million is being amortized to expense over the two-year term of the marketing agreement.

                               Styleclick.com Inc.

                          Notes to Financial Statements


5. Stockholders' Equity

Common Stock and Warrants

In November 1997, the Company issued a warrant to purchase 126,316 shares of common stock to its project co-developer ("Co-developer") for services provided to the Company. The warrant expires in November 2002 and has an exercise price of $19.00 per share of common stock. Under the Project Development Agreement, the Company had an obligation to the Co-developer for certain royalty payments in the form of cash and common stock purchase warrants.

In April 1999, the Company entered into a Stock and Warrant Purchase and Investor Rights Agreement ("Purchase Agreement") with the Co-developer. Under the Purchase Agreement, the Company issued 455,218 shares of common stock to the Co-developer. Further, in return for termination of the Company's royalty obligation to the Co-developer, the Company issued warrants to purchase an aggregate of 538,674 shares of common stock with exercise prices ranging from $10.98 to $13.18. The warrants expire as follows: 189,674 shares in April 2000, 189,674 shares in July 2000 and 159,326 shares in April 2004. The value of the common stock and warrants of approximately $5.5 million has been based on the expected future royalty obligation and will be amortized over the original royalty term through December 2007.

Concurrent with the Purchase Agreement, the Company entered into a Securities Purchase Agreement with each of four investors. Under the Securities Purchase Agreement, the investors purchased an aggregate of 776,827 shares of the Company's common stock and warrants to purchase an aggregate of 919,243 shares of common stock with exercise prices ranging from $13.18 to $13.73 that expire as follows: 323,677 shares in April 2000, 323,677 shares in July 2000, and 271,889 shares in April 2004.

As a result of this offering, the Company received net proceeds of $7,721,510 after paying costs associated with the offering. The Company issued warrants to purchase 15,536 shares of common stock at an exercise price of $10.98 per share to two placement agents in connection with the Purchase Agreement and the Securities Purchase Agreement. The warrants expire in April 2004.

                               Styleclick.com Inc.

                          Notes to Financial Statements

5. Stockholders' Equity (continued)

Warrants

In connection with the Company's initial public offering ("IPO") in March 1996, the Company issued to the principal underwriter unit purchase warrants to purchase 140,000 units at a per unit exercise price of $6.00. Each unit consisted of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280. In 1998, the underwriter (or its assignees) exercised redeemable common stock purchase warrants to purchase an aggregate of 26,400 shares of the Company's common stock for $158,400. In 1999, the underwriter (or its assignees) exercised redeemable common stock purchase warrants to purchase an aggregate of 1,000 shares of the Company's common stock for $6,000.

In December 1996, the Company issued warrants to purchase 250,000 shares of common stock to an outside consultant for services provided to the Company. The warrants had an exercise price of $5.00 per share and were to expire in December 1999. In 1999, the warrant holder exercised its warrants to purchase 250,000 shares of the Company's common stock for $1,250,000.

In July 1997, the Company issued warrants to purchase 100,000 shares of common stock to a financial advisor for services provided to the Company. The warrants expire in July 2002 and have an exercise price of $14.38 per common share. In accordance with SFAS No. 123, the Company valued these warrants at $36,000, which was the current market value of the services rendered by the warrant holder. Such amount was recognized as consulting expense during 1998. As of December 31, 1999, these warrants had not been exercised.

In June 1998, the Company issued warrants to purchase 50,000 shares of common stock to an outside promotion agency for services provided to the Company. The warrants expire in May 2003 and have an exercise price of $17.75 per common share. In December 1998, the Company issued warrants to purchase 8,333 shares of commons stock to the same agency for services provided to the Company. The warrants expire in November 2003 and have an exercise price of $20.00 per common share. During 1999, the Company issued warrants to purchase an aggregate of 41,667 shares of common stock with exercise prices ranging from $11.56 to $20.00 that expire in January 2004 through May 2004. In accordance with SFAS No. 123, the Company valued these warrants at $15,000, which was the current market value of the services rendered by the warrant holder. During 1999 and 1998, the Company recognized $15,000 and $21,000, respectively, of promotional expense related to these warrants. As of December 31, 1999, these warrants had not been exercised.

                               Styleclick.com Inc.

                          Notes to Financial Statements

5. Stockholders' Equity (continued)

Warrants (continued)

In March 1999, the Company issued warrants to a third party to purchase 250,000 shares of common stock at an exercise price of $16.80 per share. Such warrants were issued in consideration of business promotion services to be provided to the Company and were fully vested and immediately exercisable on the grant date, and expire in March 2004. In October 1999, the Company changed the exercise price to $10.86 per share of common stock, which was 110% of the then-current market value. In accordance with SFAS No. 123, the Company valued these warrants using an option pricing model and recorded $1,402,500 as deferred advertising and promotion services to be amortized over the three-year term of the advertising and promotion services, of which $389,583 was expensed during 1999. As of December 31, 1999, these warrants had not been exercised.

In June, July and August 1999, the Company issued warrants to purchase an aggregate of 30,000 shares of common stock to a financial advisor for services provided to the Company. The warrants had an exercise price of $13.00 per common share and expire in June, July and August 2002. In accordance with SFAS No. 123, the Company valued these warrants at $45,000 which was the current market value of the services rendered by the warrant holder. Such amount was recognized as consulting expense during 1999. As of December 31, 1999, these warrants had not been exercised.

The Company has granted non-employee directors warrants to purchase an aggregate of 77,000 shares of common stock at exercise prices ranging from $4.25 to $9.50 that expire at various times from May 2001 through October 2009. Warrants to purchase 4,000 common shares were canceled in July 1999 when one of the directors was not re-elected during the Company's 1999 annual shareholders meeting. These warrants have been accounted for under the provisions of APB 25 as allowed under SFAS No. 123.

                               Styleclick.com Inc.

                          Notes to Financial Statements


6. Stock Option Plan

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") which expires in 2006. The Plan provides for options for 2,500,000 shares that may be granted to any employee, officer and director of the Company. The Board of Directors or its committee selects the optionees and determines the type of option (incentive or non-statutory) and number of shares subject to each option.

A summary of changes in outstanding options under the Plan and warrants issued outside of the plan follows:

                                               Weighted                Weighted
                                    Stock      Average                 Average
                                   Options     Exercise     Other      Exercise
                                 Outstanding    Price      Warrants     Price
                                  ---------    -------     ---------    -------
Balance at December 31, 1996        204,000    $  4.96     2,202,000    $  6.07
   Granted                          733,454    $ 16.29       528,616    $ 11.58
   Exercised                        (29,000)   $  5.15    (2,128,184)   $  6.28
   Canceled                          (6,000)   $  9.50          (916)   $ (6.50)
                                  ---------    -------     ---------    -------
Balance at December 31, 1997        902,454    $ 14.10       601,516    $ 10.16
   Granted                          840,000    $  8.92       100,733    $ 13.47
   Exercised                        (94,000)   $  6.03       (26,400)   $  6.00
   Canceled                        (181,000)   $ 15.70             -          -
                                  ---------    -------     ---------    -------
Balance at December 31, 1998      1,467,454    $ 11.47       675,849    $ 10.99
   Granted                          725,000    $  8.90     1,941,120    $ 12.62
   Exercised                        (44,500)   $  9.50      (251,000)   $  5.00
   Canceled                        (181,500)   $  9.47        (4,000)   $  9.50
                                  ---------    -------     ---------    -------
Balance at December 31, 1999      1,966,454    $ 10.95     2,361,969    $ 12.94
                                  =========    =======     =========    =======
Exercisable at December 31, 1999    946,286    $ 11.11     2,225,969    $ 13.00
                                  =========    =======     =========    =======
Shares available for future grant   366,046
                                  =========

                                       41

                               Styleclick.com Inc.

                          Notes to Financial Statements


6. Stock Option Plan (continued)

The weighted-average remaining contractual lives of the options are 7.6 and 9.2 years at December 31, 1999 and 1998, respectively. The weighted-average remaining contractual lives of the warrants are 3.8 and 3.3 years at December 31, 1999 and 1998, respectively.

SFAS No. 123 requires disclosure of pro forma net loss and pro forma basic and diluted loss per share based upon the fair value of the options issued. The Company calculated the fair value of each option grant on the date of the grant using an option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                          1999            1998             1997
                                         -----           -----            -----
     Risk-free interest rate............  5.6%            4.8%             5.7%
     Expected life (in years)...........  5               4.7              4.1
     Dividend yield.....................  0  %            0  %             0  %
     Volatility......................... 70  %           80  %            65  %

This option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

During the year ended December 31, 1998, outstanding options granted to employees in 1997 were repriced in December 1998. The Company has included additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange in its pro forma disclosure and recognized the total amount over the remaining life of the options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           Years ended December 31,
                                  1999              1998             1997
                                  ----              ----             ----
Pro forma net loss            $(19,779,296)     $(15,251,331)     $ (1,365,274)

Pro forma loss per share
   Basic and diluted                $(2.79)           $(2.51)           $(0.28)

                                       42

                               Styleclick.com Inc.

                          Notes to Financial Statements


6. Stock Option Plan (continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

7. Sales

Major Customers

During 1999, the Company conducted business with two customers whose sales comprised approximately 56% and 13% of net sales.

During 1998, the Company conducted business with two customers whose sales comprised approximately 30% and 24% of net sales.

During 1997, the Company conducted business with one customer whose sales comprised approximately 34% of net sales.

Export Sales

For  the  year  ended  December 31,   1999,  the  Company's  export  sales  were
approximately $507,740, principally comprised of $464,396 in Asia and $43,344 in other geographic regions.

For  the  year  ended  December 31,   1998,  the  Company's  export  sales  were
approximately $627,422, principally comprised of $586,725 in Europe and $40,697 in other geographic regions.

For  the  year  ended  December 31,   1997,  the  Company's  export  sales  were
approximately $957,000, principally comprised of $761,000 in Europe, $91,000 in Asia, and $105,000 in other geographic regions.

8. Deferred Contribution Plan

In 1996, the Company adopted the Styleclick 401(k) Plan, formerly known as the Modacad 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan is available to substantially all employees who meet service and years of employment requirements. Employees who participate in the 401(k) Plan may elect to contribute from 3% to 15% of their annual compensation. The 401(k) Plan has a Company discretionary contribution provision in which the Company may contribute up to 5% of income before taxes. The amount of the contribution is determined each year by the Company. For the years ended December 31, 1999, 1998 and 1997, employer contributions under the 401(k) Plan were approximately $0, $0 and $22,000, respectively.

                               Styleclick.com Inc.

                          Notes to Financial Statements


9. Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

                                                       1999      1998      1997
                                                       ----      ----      ----
Income tax computed at federal statutory tax rate       34%       34%       34%
State taxes (net of federal benefit)                     3         6         6
Valuation allowance                                    (37)      (40)      (40)
                                                       ----      ----      ----
Total                                                    -%        -%        -%
                                                       ====      ====      ====

As  of   December 31,   1999,   the  Company  has  federal  net  operating  loss
carryforwards of approximately $29,900,000 which expire through 2019.

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                          1999         1998
                                                      -----------   -----------
Deferred tax assets:
   Net operating loss carryforwards                   $11,314,485   $ 4,740,810
   Warrants issued for services                           589,350       253,600
   Computer software development costs                    211,171       133,861
   Research credits                                     1,023,565       798,565
   Other                                                  238,789        96,037
                                                      -----------   -----------
                                                       13,377,360     6,022,873
Valuation allowance for deferred tax assets           (12,724,477)   (5,748,785)
                                                      -----------   -----------
                                                          652,883       274,088
Deferred tax liabilities:
   Furniture and equipment                               (156,697)     (109,942)
   Deferred state taxes                                  (496,186)     (164,146)
                                                      -----------   -----------
Net deferred tax asset                                $         -   $         -
                                                      ===========   ===========

Due to the uncertainty surrounding the timing of realizing the net deferred tax assets in future tax returns, the Company has placed a valuation allowance equal to its net deferred tax assets.

The net change in the valuation allowance for the year ended December 31, 1999 and 1998 was an increase of $6,975,692 and $3,920,450, respectively. $887,200 of the valuation allowance relates to warrants issued for services which, if realized, will not reduce tax expense.

                               Styleclick.com Inc.

                          Notes to Financial Statements


10. Earnings Per Share

Earnings per share for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                                 Year ended December 31,
                                      ------------------------------------------
                                             1999          1998          1997
                                      ------------   -----------    -----------
Net income (loss)                     $(15,879,341)  $(9,687,639)   $   354,275
Weighted average shares                  7,092,374     6,088,247      4,800,918
                                      ------------   -----------    -----------
Basic income (loss) per share         $      (2.24)  $     (1.59)   $      0.07
                                      ============   ===========    ===========
Weighted average shares including
   the dilutive effect of stock
   options and other equity
   securities                            7,092,374     6,088,247      5,507,582
Diluted income (loss) per share       $      (2.24)  $     (1.59)   $      0.06
                                      ============   ===========    ===========

11. Subsequent Event

Merger of Styleclick.com and Internet Shopping Network

On January 25, 2000, the Company and USA Network, Inc. announced an agreement to form a new company by merging the Company and Internet Shopping Network ("ISN"), an indirect wholly owned subsidiary of USAi. The new company, which will be named Styleclick Inc., will own and operate the combined properties of the Company and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million lien of credit to the Company. The transaction is expected to close in the second quarter of 2000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 19, 1999, Styleclick.com Inc. dismissed Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as its independent accountants and engaged Ernst & Young LLP as its new independent accountants. Stylelick's Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through April 19, 1999, there have been no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SLGG would have caused it to make reference thereto in its report on the financial statements for such years.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

Directors

The Directors of the Company, and certain information about them, are set forth below:

Name                  Age              Positions
Joyce Freedman         65   Chairman of the Board and Co-Chief Executive Officer
Maurizio Vecchione     38   President, Co-Chief Executive Officer and Director
Lee Freedman           76   Executive Vice President and Director
F. Stephen Wyle(1)(2)  56   Director
Peter Frank(1)         74   Secretary and Director
Leslie Saleson(1)(2)   47   Director
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

Maurizio Vecchione is a founder of the Company and has served as a director since its incorporation in February 1988. Mr. Vecchione has served as Co-Chief Executive Officer of the Company since May 1999. From January 1998 to April 1999, he was Chief Operating Officer and President, and from February 1988 to December 1997, he was Executive Vice President. Prior to co-founding the Company, Mr. Vecchione held various executive, technical and marketing positions with CAECO a developer of CAD/CAM software, Tektronix Corporation a computer graphics and instrumentation manufacturer, and Photomatrix and Proprietary Software, developers of imaging and computer graphics software.

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

F. Stephen Wyle became a director of the Company in January 1996. Since January 1999, Mr. Wyle has been Chairman and Chief Executive Officer of CyberMDx, a developmental stage company producing portable diagnostic telemedicine systems for primary health care application. From December 1994 to January 1999, Mr. Wyle was Chairman of Wyle Laboratories, a diversified engineering and testing company serving aerospace, nuclear power and commercial markets. From February 1991 to December 1994, Mr. Wyle was an independent consultant providing strategic marketing and financing assistance to early-stage, technology-based companies. From October 1988 to February 1991, Mr. Wyle was the President of Trancel Corporation (formerly Cell Biotech, Inc.) which was engaged in the development of a long-term treatment for Type I diabetes.

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

Leslie Saleson became a director of the Company in November 1997. Since November 1998, Ms. Saleson has been President and Chief Operating Officer of Abbott Resource Group, Inc., a privately held company based in Irvine, California. From April 1997 to November 1998, Ms. Saleson served as an independent financial advisor to several corporations. From February 1994 to April 1997, Ms. Saleson was a managing director of The Wescott Group, a Beverly Hills-based merchant bank. From 1990 to 1993 Ms. Saleson was an owner, Co-Chief Executive Officer and Chief Financial Officer of Pogens, Inc., a packaged cookie manufacturer. In 1981, Ms. Saleson founded Saleson and Company, Inc., an investment banking firm, where she served as President until 1990.

Executive Officers

The executive officers of the Company, and certain information about them, are as follows:

    Name              Age             Positions
Joyce Freedman        65    Chairman of the Board and Co-Chief Executive Officer
Maurizio Vecchione    38    President, Co-Chief Executive Officer and Director
Barry Hall            51    Executive Vice President, Finance and Chief
                            Financial Officer
Lee Freedman          76    Executive Vice President and Director

Officers are appointed by and serve at the discretion of the Board of Directors. All officers were appointed for terms ending upon their deaths, resignations, removal or appointment and qualification of a successor. For information concerning Joyce Freedman, Maurizio Vecchione and Lee Freedman, see "Directors" above.

Barry Hall, Executive Vice President and Chief Financial Officer, joined the Company in October 1999. From May 1998 until August 1999, he was Chief Operating Officer of Interactive Light, Inc. a developer and marketer of digital interactive entertainment systems and platforms. From January 1998 to April
1998, Mr. Hall was Chief Financial Officer of Apparel Technologies, Inc. a developer of digital printing technologies for the apparel industry. From January 1996 to September 1997, he was Executive Vice President and Chief Financial Officer of Earthlink Networks, Inc. a nationwide Internet Service Provider. Prior to that Mr. Hall was Chairman and Chief Executive Officer at California Amplifier, a developer, manufacturer and marketer of electronic components used in the reception of microwave and satellite television signals.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). The specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this report any failure to file by the established dates. On February 14, 2000, each of the following officers and/or directors filed an individual Form 5, which reported the following grants of stock options or warrants to purchase shares of common stock of the Company. Joyce Freedman and Lee Freedman both reported on a separate Form 5 options granted to (i) Joyce Freedman on December 31, 1997, (ii) Lee Freedman on April 8, 1998, and (iii) Lee Freedman on April 16, 1998. Maurizio Vecchione and Andrea Vecchione (who
resigned as a director of the Company on July 16, 1999) each reported on a separate Form 5 (i) a warrant granted on October 27, 1997 to Andrea Vecchione, which was subsequently cancelled and regranted on October 9, 1998, (ii) an option granted to Maurizio Vecchione on December 31, 1997, and (iii) a warrant granted to Andrea Vecchione on October 9, 1998. Linda Freedman (who resigned as an officer of the Company effective December 31, 1999) reported options granted on (i) January 2, 1997, (ii) August 28, 1997, which was subsequently cancelled and regranted on October 9, 1998, (iii) October 27, 1997, which was subsequently cancelled and regranted on October 9, 1998, and (iv) April 16, 1998, which was subsequently cancelled and regranted on October 9, 1998. Steven Gentry reported options granted on (i) April 1, 1996, (ii) March 3, 1997, (iii) December 23, 1997, and (iv) April 16, 1998, which was subsequently cancelled and regranted on October 9, 1998. Stephen Wyle reported warrants granted on (i) May 8, 1996 and
(ii) July 30, 1997, which was subsequently cancelled and regranted on October 9, 1998. Leslie Saleson reported warrants granted on (i) October 27, 1997, which was subsequently cancelled and regranted on October 9, 1998 and (ii) October 9, 1998. Peter Frank reported a warrant granted on October 9, 1998. All of the transactions listed above were not timely reported. Additionally, on February 14, 2000, Barry Hall filed a Form 5, that among other things, reported the date on which he became an officer of the Company (October 1, 1999), which information should have been included in a Form 3 within ten (10) days after he attained such status.

Item 11.   Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid during each of 1998, 1997 and 1996 to the Company's chief executive officer and other executive officers whose compensation exceeded $100,000 in 1999:

                                                                Long-Term
                                                           Compensation Awards
                                                   Other  ----------------------
  Name and                                         Annual Restricted  Securities
  Principal          Fiscal                       Compen-   Stock     Underlying
  Position            Year    Salary     Bonus    sation(1) Awards       Options
--------------------------------------------------------------------------------
Joyce Freedman        1999   $200,000    $200,000   $7,200     $ 0           0
Chairman of the       1998   $200,000    $100,000   $7,200     $ 0     200,000
Board & Co-Chief      1997   $150,000    $ 20,999   $4,800     $ 0      37,227
Executive Officer

Maurizio Vecchione    1999   $200,000    $200,000   $7,200     $ 0           0
President & Co-Chief  1998   $200,000    $100,000   $7,200     $ 0     200,000
Executive Officer     1997   $150,000    $ 20,999   $4,800     $ 0      37,227

Barry Hall            1999   $ 37,500(2) $   0      $1,600     $ 0     150,000
Executive Vice        1998   $      0    $   0      $    0     $ 0           0
President, Finance    1997   $      0    $   0      $    0     $ 0           0
& Chief Financial
Officer

Lee Freedman          1999   $125,000    $   0      $4,800     $ 0      25,000
Executive Vice        1998   $125,000    $   0      $4,800     $ 0      50,000
President             1997   $125,000    $   0      $4,800     $ 0           0

___________________

(1)  Other Annual Compensation consists  of automobile allowances.
(2) Mr. Hall was only employed with the Company over three months in 1999, during which time he received a monthly salary of $12,500 and automobile allowance of $400 per month.


Option Grants in Last Fiscal Year

The following table sets forth information concerning option grants during fiscal year 1999 to each of the executive officers named in the Summary Compensation Table who received stock option grants in 1999. The Company has not granted any stock appreciation rights (SARs). Unless otherwise indicated in the footnotes, all options had vested and were exercisable as of December 31, 1999.

                               Individual Grants
--------------------------------------------------------------------------------
                 Number of         Percent of Total   Exercise or
              Shares Underlying    Options Granted    Base Price      Expiration
  Name         Options Granted     to Employees in      ($/Sh)           Date
                                    Fiscal Year(1)
------------  ------------------   -----------------  -------------   ----------
Barry Hall            150,000            20.9%          $ 6.93         09/30/09
Lee Freedman           25,000             3.4%          $10.18         05/24/04

____________________

(1) The Company granted options to purchase an aggregate of 725,000 shares to employees in 1999.

Option Exercises and Year End Value Table

The following table sets forth information concerning option exercises during the last fiscal year by the executive officers named in the Summary Compensation Table and the value of options held by such officers as of December 31, 1999:


                                  Number of Securities     Value of Unexercised
                                  Underlying Options at  In-the-Money Options at
                                    December 31, 1999       December 31, 1999(1)
                                  ---------------------  -----------------------
                  Shares
                 Acquired    Value
 Name           on Exercise Realized  Exercisable         Exercisable
                    (#)        ($)             Unexercisable       Unexercisable
-----------------  --------  --------  ---------  ---------  ---------  --------
Joyce Freedman       0        0      103,893    133,334          0          0
Maurizio Vecchione   0        0      103,893    133,334          0          0
Barry Hall           0        0            0    150,000          0   $750,300
Lee Freedman         0        0       70,000      5,000    $35,200   $  8,800

  ____________________

(1) Dollar value is based on the market value of the Company's Common Stock of $11.94 per share at December 31, 1998 minus the per share exercise price.


Compensation of Directors

Three non-employee members of the Board of Directors, Peter Frank, Leslie Saleson, and Stephen Wyle, received compensation in the form of warrants to purchase shares of Common Stock from the Company in 1999 for their service on the Board. In October 1999, the Company granted to each of Peter Frank, Leslie Saleson and Stephen Wyle ten-year warrants to purchase 15,000 shares of Common Stock at an exercise price of $7.50 per share, 5,000 shares of which vested immediately and the balance of which vest in two 5,000 share installments on October 21 of 2000 and 2001.

Employment Contracts

In 1998, the Company entered into employment agreements, expiring on December 31, 2005, with Joyce Freedman, Chairman of the Board and Co-Chief Executive Officer, and Maurizio Vecchione, President and Co-Chief Executive Officer. Under the agreements, Ms. Freedman and Mr. Vecchione each was paid an annual salary of $200,000 and a monthly automobile allowance of $600. In addition, each of Ms. Freedman and Mr. Vecchione received a signing bonus of $100,000. Further, under such agreements, the Company was to pay an annual performance bonus to each of Ms. Freedman and Mr. Vecchione for each calendar year of the employment term in an amount determined by the Compensation Committee of the Board of the Directors. Effective October, 1999, the Company amended these two employment agreements to increase the annual salary paid to each of Ms. Freedman and Mr. Vecchione to $230,000, effective January 1, 2000

In connection with the employment agreements entered into with Ms. Freedman and Mr. Vecchione in 1998, each was granted five-year stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $15.88, the vesting of which were tied to the attainment of certain performance criteria. Effective October 1999, the stock option agreements pursuant to which such options were granted were amended to provide that the options vest and become exercisable in three annual installments commencing on December 31, 1999 and to provide for accelerated vesting upon the satisfaction of certain conditions or upon a change in control of the Company. Options to purchase 66,666 shares for each of Ms. Freedman and Mr. Vecchione vested and became exercisable as of December 31, 1999, and options to purchase 66,667 shares each will vest and become exercisable on December 31, 2000 and December 31, 2001, subject to acceleration as described above.

In July 1999, the Company entered into a new employment agreement with Lee Freedman, Executive Vice President, that expires on June 30, 2002. Under the agreement, Mr. Freedman receives an annual salary of $125,000 and a monthly automobile allowance of $400.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 29, 2000 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers of the Company; and (iv) the current directors and executive officers of the Company as a group:

Name and Address               Amount and Nature of
of Beneficial Owner (1)        Beneficial Ownership (2)      Percent of Class(3)
-----------------------       -------------------------      -------------------
Joyce Freedman                           1,685,140 (4)                21.3%

Lee Freedman                             1,455,800 (5)                18.4%

Intel Corporation                        1,120,208 (6)                13.4%
2200 Mission College Blvd
Santa Clara, CA  95052

Maurizio Vecchione                         525,512 (7)                 6.7%

USANi Sub LLC                            1,623,686 (8)                17.4%(8)
Carnegie Hall Tower
152 W. 57th St., 42nd Floor
New York, NY 10019

Castle Creek Technology Partners, LLC      628,392 (9)                 7.6%(9)
77 W. Wacker Drive, Suite 4040
Chicago, IL 60601

Barry Hall                                       0                        ---

F. Stephen Wyle                             13,000 (10)                     *
128 Maryland Street
El Segundo, California  90245

Peter Frank                                  9,000 (11)                     *
9903 Santa Monica Blvd., Suite 327
Beverly Hills, California  90210

Leslie Saleson                              11,000 (12)                     *
9925 Anthony Place
Beverly Hills, California 90210

All current directors and officers       2,383,604                       29.7%
as a group (8 persons)

____________________
*    Less than one percent.

(1) The business address for Joyce Freedman, Lee Freedman, Maurizio Vecchione, and Barry Hall is 3861 Sepulveda Blvd., Culver City, California 90230.

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

(3) Based on 8,159,226 total shares outstanding as of February 29, 2000.

(4) Consists of 369,292 shares held by Joyce Freedman as her separate property and with respect to which she does not share voting or investment power with her husband, Lee Freedman, 1,136,955 shares held jointly by Joyce Freedman and Lee Freedman, as to which shares they share voting and investment power, 37,227 shares which may be purchased by Joyce Freedman pursuant to currently exercisable  stock  options at an  exercise  price of $20.06  per share,  66,666
shares  which  may  be  purchased  by  Joyce  Freedman   pursuant  to  currently
exercisable stock options at an exercise price of $15.87 per share, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $15.87 per share, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $16.12 per share and 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $10.18 per share.

(5) Consists of 139,952 shares held by Lee Freedman as his separate property and with respect to which he does not share voting or investment power with his wife, Joyce Freedman, 1,136,955 shares held jointly by Lee Freedman and Joyce Freedman, as to which shares they share voting and investment power, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $15.87 per share, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $16.12 per share, 25,000 shares which may be purchased by Lee Freedman pursuant to currently exercisable stock options at an exercise price of $10.18 per share, 37,227 shares which may be purchased by Joyce Freedman pursuant to currently exercisable stock options at an exercise price of $20.06 per share and 66,666 shares which may be purchased by Joyce Freedman pursuant to currently exercisable stock options at an exercise price of $15.87 per share.

(6) Consists of 455,218 shares of Common Stock held by Intel Corporation ("Intel"), 126,316 shares which may be purchased by Intel upon the exercise of a currently exercisable warrant at an exercise price of $19.00 per share, 159,326 shares which may be purchased by Intel upon the exercise of a currently exercisable warrant at an exercise price of $10.98 per share and 379,348 shares which may be purchased by Intel upon the exercise of currently exercisable warrants at an exercise price of $13.18 per share.

(7) Consists of 417,619 shares of Common Stock held jointly by Maurizio and Andrea Vecchione, 37,227 shares which may be purchased by Maurizio Vecchione pursuant to currently exercisable stock options at an exercise price of $20.06 per share, 66,666 shares which may be purchased by Maurizio Vecchione pursuant to currently exercisable stock options at an exercise price of $15.87 per share and 4,000 shares which may be purchased by Andrea Vecchione upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share.

(8) Relates to an option granted to USANi Sub LLC in connection with the agreement and plan of merger entered into between the Company and USANi Sub LLC dated January 24, 2000. Under such option, USANi Sub LLC may purchase up to 19.9% of the common stock of the Company at $17.50 per share. The option is exercisable at any time following certain events which may adversely affect the proposed merger.

(9) Consists of 89,718 shares of Common Stock held by Castle Creek Technology Partners LLC ("Castle Creek"), 159,326 shares of Common Stock which may be purchased by Castle Creek upon the exercise of a currently exercisable warrant at an exercise price of $13.73 per share and 379,348 shares which may be purchased by Castle Creek upon the exercise of currently exercisable warrants at an exercise price of $13.18 per share. Under the terms of the warrants held by Castle Creek, no holder thereof can exercise any portion of such warrants if such exercise would increase such holder's beneficial ownership of common stock to in excess of 9.99%. Absent such limitations, the warrants held by Castle Creek would be exercisable for 538,674 shares of common stock which, when added to the 89,718 shares currently held of record by Castle Creek, would represent 628,392 shares of common stock and 12.4% of the outstanding shares of common stock upon such exercise. Pursuant to a management agreement, Castle Creek Partners, LLC may be deemed to beneficially own the securities held by Castle Creek. Castle Creek Partners, L.L.C. disclaims such beneficial ownership. John Ziegelman and Daniel Asher, as managing members of Castle Creek Partners, L.L.C., may be deemed to be beneficial owners of such securities. Messrs. Asher and Ziegelman disclaim such beneficial ownership.

(10) Consists of 2,000 shares of Common Stock which may be purchased by Mr. Wyle upon the exercise of vested and currently exercisable warrants at an exercise price of $4.25 per share, 6,000 shares of Common Stock which may be purchased by Mr. Wyle upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share and 5,000 shares of Common Stock which may be purchased by Mr. Wyle upon the exercise of vested and currently exercisable warrants at an exercise price of $7.50 per share.


(11) Consists of 4,000 shares of Common Stock which may be purchased by Mr. Frank upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share and 5,000 shares of Common Stock which may be purchased by Mr. Frank upon the exercise of vested and currently exercisable warrants at an exercise price of $7.50 per share.


(12) Consists of 6,000 shares of Common Stock which may be purchased by Ms. Saleson upon the exercise of vested and currently exercisable warrants at an exercise price of $9.50 per share and 5,000 shares of Common Stock which may be purchased by Ms. Saleson upon the exercise of vested and currently exercisable warrants at an exercise price of $7.50 per share.


Item 13.   Certain Relationships and Related Transactions

The Company has employment agreements with certain executive officers. See "Executive Compensation-Employment Contracts" above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) (1) and (2)

          The following financial statements of Registrant are presented in Item 8 of this report:

          Balance sheets-December 31, 1999 and 1998

          Statements of operations-Years ended December 31, 1999, 1998 and 1997

          Statements of stockholders' equity-Years ended December 31, 1999, 1998 and 1997

          Statements of cash flows-Years ended December 31, 1999, 1998 and 1997

          Notes to financial statements-December 31, 1999

          (3) Listing of Exhibits

          The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

     (b) Reports on Form 8-K filed in the fourth quarter of 1999:

          None.

     (c) Exhibits.

          3.1  Amended and Restated Articles of Incorporation(1)

          3.2  Certificate of Amendment of Articles of Incorporation(2)

          3.3  Bylaws of Registrant, as amended(1)

          3.4  Amendment to Bylaws dated May 4, 1999(2)

          4.1  Amendment No. 5 to 1995 Stock Option Plan(2)

          4.2  Amendment No. 6 to 1995 Stock Option Plan(2)

          10.1 Employee Agreement between Registrant and Joyce Freedman dated as of January 1, 1998(2)

          10.2 Employee Agreement between Registrant and Maurizio Vecchione dated as of January 1, 1998(2)

          10.3 Amendment No. 1 to Employment Agreement dated as of January 1, 1998 between the Registrant and Joyce Freedman(2)

          10.4 Amendment No. 1 to Employment Agreement dated as of January 1, 1998 between the Registrant and Maurizio Vecchione(2)

          10.5 Employment Agreement dated as of May 5, 1999 between the Registrant and Lee Freedman(2)

          10.6 Securities Purchase Agreement by and among the Company and Castle Creek Technology Partners, LLC, Marshall Capital Management, Inc., Winfield Capital Corp. and Spinner Global Technology Fund, Ltd. Dated April 7, 1999.(3)

          10.7 Stock and Warrant Purchase and Investor Rights Agreement by and between the Company and Intel Corporation dated as of April 7, 1999.(4)

          23.1 Consent of Ernst & Young LLP (2)

          27.1 Financial Data Schedule (2)




(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.

(3) Incorporated by reference to the Company's Form 8-K (Commission File No. 33-31166) filed with the Securities Exchange Commission on April 9, 1999.

(4) Incorporated by reference to the Company's Form 8-K (Commission File No. 33-31166) filed with the Securities Exchange Commission on April 14, 1999.

(d)  Financial Statement Schedule

     Schedule I: Financial information of Registrant

     None.

     Schedule II: Valuation and qualifying accounts

                                          Additions
                            Balance at Charged  Charged                  Balance
                            Beginning     to    to Other                   at
 Description                   of     Costs and Accounts-  Deductions-    End
                             Period    Expenses Describe   Describe      Period
--------------------------------------------------------------------------------
Balance at December 31, 1999
   Reserves and allowances
      deducted from asset
      accounts:
   Allowance for doubtful
      accounts               $ 132,500 $ 60,000          ($49,729)(1)  $ 242,229

Balance at December 31, 1998
   Reserves and allowances
      deducted from asset
      accounts:
   Allowance for doubtful
      accounts               $  81,500 $917,438          $866,438(1)   $ 132,500

Balance at December 31, 1997
   Reserves and allowances
      deducted from asset
      accounts:
   Allowance for doubtful
      accounts               $ 112,141 $ 52,000          $ 82,641(1)   $  81,500

(1)  Uncollectible accounts written off, net of recoveries.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Styleclick.com Inc.


Date:  March 30, 2000                  By:   /s/  JOYCE FREEDMAN
                                          -----------------------------
                                           Joyce Freedman
                                           Chairman of the Board and
                                           Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ JOYCE FREEDMAN            Chairman of the Board and          March 30, 2000
 --------------------------    Co-Chief Executive Officer         --------------
    Joyce Freedman                                                    Date

/s/ MAURIZIO VECCHIONE         President,                         March 30, 2000
--------------------------     Co-Chief Executive Officer         --------------
    Maurizio Vecchione         Director                               Date


/s/ BARRY HALL                 Executive Vice President, Finance  March 30, 2000
--------------------------     and Chief Financial Officer        --------------
    Barry Hall                                                        Date

/s/ LEE FREEDMAN               Executive Vice President and       March 30, 2000
--------------------------     Director                           --------------
    Lee Freedman                                                      Date

/s/ STEPHEN WYLE               Director                           March 30, 2000
--------------------------                                        --------------
    Stephen Wyle                                                      Date

/s/ PETER FRANK                Director                           March 30, 2000
--------------------------                                        --------------
    Peter Frank                                                       Date

/s/ LESLIE SALESON             Director                           March 30, 2000
--------------------------                                        --------------
    Leslie Saleson                                                    Date

                                  EXHIBIT INDEX

   Exhibit
   Number               Description

     3.1  Amended and Restated Articles of Incorporation(1)

     3.2  Certificate of Amendment of Articles of Incorporation(2)

     3.3  Bylaws of Registrant, as amended(1)

     3.4  Amendment to Bylaws dated May 4, 1999(2)

     4.1  Amendment No. 5 to 1995 Stock Option Plan(2)

     4.2  Amendment No. 6 to 1995 Stock Option Plan(2)

     10.1 Employee Agreement between Registrant and Joyce Freedman dated as of January 1, 1998(2)

     10.2 Employee Agreement between Registrant and Maurizio Vecchione dated as of January 1, 1998(2)

     10.3 Amendment No. 1 to Employment Agreement dated as of January 1, 1998 between the Registrant and Joyce Freedman(2)

     10.4 Amendment No. 1 to Employment Agreement dated as of January 1, 1998 between the Registrant and Maurizio Vecchione(2)

     10.5 Employment Agreement dated as of May 5, 1999 between the Registrant and Lee Freedman(2)

     10.6 Securities Purchase Agreement by and among the Company and Castle Creek Technology Partners, LLC, Marshall Capital Management, Inc., Winfield Capital Corp. and Spinner Global Technology Fund, Ltd. Dated April 7, 1999.(3)

     10.7 Stock and Warrant Purchase and Investor Rights Agreement by and between the Company and Intel Corporation dated as of April 7, 1999.(4)

     23.1 Consent of Ernst & Young LLP (2)

     27.1 Financial Data Schedule (2)




(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-1166-LA) filed with the Commission on February 7, 1996.

(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.

(3) Incorporated by reference to the Company's Form 8-K (Commission File No. 33-31166) filed with the Securities Exchange Commission on April 9, 1999.

(4) Incorporated by reference to the Company's Form 8-K (Commission File No. 33-31166) filed with the Securities Exchange Commission on April 14, 1999.