Form 10-Q
period 2000-03-31
STYLECLICK COM INC
filed 2000-05-11
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

Commission file number 0-28088


                               STYLECLICK.COM INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          California                                    95-4145930
------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

3861 Sepulveda Blvd., Culver City                         90230
------------------------------------       ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (310) 751-2100
                   -------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of outstanding shares of the registrant's common stock, as of May 11, 2000, was 7,724,930.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Styleclick.com Inc.
                            Condensed Balance Sheets

                                                      March 31,    December 31,
                                                        2000           1999
                                                    ------------   ------------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                        $  2,368,897   $  1,395,991
   Accounts receivable, net of allowance
     for doubtful accounts of $257,229 and
     $242,229 at March 31, 2000 and
     December 31, 1999, respectively                     488,488        799,862
   Deferred royalties                                    632,991        632,988
   Deferred advertising and promotion                    467,500        467,496
   Prepaid expenses and other current assets           1,637,983      1,793,181
                                                    ---------------------------
Total current assets                                   5,595,859      5,089,518

Capitalized computer software development costs,
   net of accumulated amortization of $8,078,376
   and $7,880,904 at March 31, 2000 and
   December 31, 1999, respectively                     2,455,856      2,294,914
Fixed assets, net of accumulated depreciation
   of $2,031,792 and $1,823,850 at March 31, 2000
   and December 31, 1999, respectively                 2,594,412      2,600,458
Deferred royalties, non-current                        4,272,691      4,430,942
Deferred advertising and promotion, non-current          428,542        545,421
Other assets                                              85,663         85,663
                                                    ---------------------------
 Total assets                                       $ 15,433,023   $ 15,046,916
                                                    ===========================

Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings under line of credit                  $  5,000,000   $          -
   Interest Payable                                       46,233              -
   Accounts payable and accrued expenses               2,659,646      1,778,728
   Deferred income                                       139,800        196,718
                                                    ---------------------------
Total current liabilities                              7,845,679      1,975,446

Commitments

Stockholders' equity:
   Common stock; no par value; 15,000,000 shares
     authorized, 7,724,930 shares and 7,673,515
     shares issued and outstanding at March 31, 2000
     and  December 31, 1999, respectively             43,674,057     43,216,747
   Accumulated deficit                               (36,086,713)   (30,145,277)
                                                    ---------------------------
Total stockholders' equity                             7,587,344     13,071,470
                                                    ---------------------------
Total liabilities and stockholders' equity          $ 15,433,023   $ 15,046,916
                                                    ===========================

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000           1999
                                                    ------------   ------------
Net revenues                                        $  1,251,713   $  3,789,877

Cost of sales                                            179,053        119,011
                                                    ------------   ------------
Gross profit                                           1,072,660      3,670,866

Operating costs and expenses:
 Selling, general and administrative                   4,123,977      2,420,061
 Research and product development                      1,290,329      1,661,086
 Merger related costs                                  1,368,453              -
 Amortization of software development costs              197,472        623,170
                                                    ------------   ------------
Total operating costs and expenses                     6,980,231      4,704,317
                                                    ------------   ------------
Operating loss                                        (5,907,571)    (1,033,451)

Other income (expense):
 Investment income                                        12,368         48,113
 Interest expense                                        (46,233)             -
                                                    ------------   ------------
Total other income (expense)                             (33,865)        48,113
                                                    ------------   ------------
Net loss                                            $ (5,941,436)  $   (985,338)
                                                    =============  ============

Basic loss per share                                $      (0.77)  $      (0.16)
                                                    =============  ============

Diluted loss per share                              $      (0.77)  $      (0.16)
                                                    =============  ============

Weighted average shares outstanding                    7,712,905      6,156,502
                                                    =============  ============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000           1999
                                                    ------------   ------------
Operating activities
Net loss                                            $ (5,941,436)  $   (985,338)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Depreciation                                        207,942        172,712
     Amortization of capitalized software
       development costs                                 197,472        623,170
       Capitalized computer software development
          costs                                         (358,414)      (272,961)
     Amortization of deferred costs for
       services rendered                                 275,123         10,957
     Changes in operating assets and liabilities:
       Accounts receivable, net                          311,374       (438,111)
       Prepaid expenses and other current assets         155,198       (102,751)
       Other assets                                            -        (41,654)
       Interest payable                                   46,233              -
       Accounts payable and accrued expenses             880,918      1,034,059
       Deferred income                                   (56,918)       246,347
                                                    ------------   ------------
Net cash provided by (used in) operating activities   (4,282,508)       246,430

Investing activities
Purchase of fixed assets                                (201,896)      (297,514)
                                                    ------------   ------------
Net cash used in investment activities                  (201,896)      (297,514)

Financing activities
Borrowings under line of credit                        5,000,000              -
Stock options exercised                                  235,750        204,250
Warrants exercised                                       221,560              -
                                                    ------------   ------------
Net cash provided by financing activities              5,457,310        204,250
Net increase in cash and cash equivalents                972,906        153,166
                                                    ------------   ------------
Cash and cash equivalents at beginning of period       1,395,991      6,343,599
                                                    ------------   ------------
Cash and cash equivalents at end of period          $  2,368,897   $  6,496,765
                                                    ============   ============

                       Supplemental Cash Flow Information
Interest paid                                       $          0   $          0
                                                    ============   ============


Income taxes paid                                   $      1,442   $      1,070
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Styleclick.com Inc. ("Styleclick" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals. Operating results for the first three months of 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, further amended by SAB 101A. SAB 101 spells out four basic criteria that must be met before a company can record revenue and contains numerous examples, in the form of questions and answers, that illustrate how the SEC staff applies basic revenue recognition criteria in certain facts and circumstances. SAB 101 also provides guidance on the disclosures companies should make about their revenue recognition policies and the impact of events and trends on revenue. SAB 101and SAB 101A is effective for companies with calendar year-ends in the second quarter of 2000. The Company is in the process of analyzing the impact of SAB 101 which may have a material effect on its financial position and results of operations and may require the Company to change its accounting policy regarding revenue recognition.

                               Styleclick.com Inc.
                     Notes to Condensed Financial Statements

2. Borrowings under Line of Credit

In January 2000, the Company and USA Networks, Inc. ("USAi") announced an agreement to form a new company by merging the Company and Internet Shopping Network ("ISN"), an indirect wholly owned subsidiary of USAi. The new company, which will be named Styleclick Inc., will own and operate the combined properties of the Company and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million line of credit to the Company bearing interest at 7.5% per annum. The transaction is expected to close in the second quarter of 2000. As of March 31, 2000, $5 million have been drawn against the line of credit.

3. Stockholders' Equity

Warrants

In connection with the Company's initial public offering ("IPO") in March 1996, the Company issued to the principal underwriter unit purchase warrants to purchase 140,000 units at a per unit exercise price of $6.00. Each unit consisted of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. As of March 31, 2000, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 121,770 shares of the Company's common stock and 121,770 redeemable common stock purchase warrants for an aggregate exercise price of $730,620. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 51,145 shares of the Company's common stock for $465,420.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this Form 10-Q.

General

The Company is in the business of developing, marketing, and supporting electronic commerce ("e-commerce") Internet websites, Internet enabled applications and business and consumer software products based on its proprietary technology for content management, including modeling and rendering technology. The Company has three principal product groups: e-commerce Internet websites, software including CD-ROM products and applications including CAD and electronic merchandising products, referred to as business software products.

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

Revenues generated from the Company's e-commerce Internet websites include revenues received in connection with (i) website development and maintenance fees for services provided to customers in the development and maintenance of their websites, (ii) project participation fees for vendor participation in the Company's online shopping Internet websites, (iii) online advertising revenue for advertising on the Company's online shopping websites, (iv) transactional revenue from the Company's fulfillment services provided to the Company's online shopping Internet website participant vendors and (v) product referral fees from referral of vendor products to Internet consumers through the Company's online shopping Internet websites. Revenues from project participation fees are recognized based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Website development and maintenance fees and online advertising revenue are recognized over the terms of the corresponding contracts. Transactional revenue and product referral fees are recognized based on a percentage of gross revenues from the related transactions. Transactional revenue is recognized upon notification of shipment of the vendors' products by the Company's fulfillment warehouse or the participant vendors. Product referral fees are recognized based upon notification of the sales information by the Company's vendors, the independent Internet traffic tracking companies or the Company's online tracking reports.

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

Results of Operations

The following table sets forth selected items from the Company's statements of operations for the periods ended March 31, 2000 and March 31, 1999 (in thousands) and the percentages that such items bear to net revenues:

                                                Three  Months Ended March 31,
                                           ------------------------------------
                                                   2000               1999
                                           -----------------  -----------------
Net revenues                               $  1,252   100.0%  $  3,790   100.0%
Cost of sales                                   179    14.3        119     3.1
                                           -------- --------  -------- --------
Gross profit                                  1,073    85.7      3,671    96.9
Operating costs and expenses:
 Selling, general and administrative          4,124   329.4      2,420    63.9
 Research and development                     1,290   103.0      1,661    43.8
 Merger related costs                         1,369   109.4          -     0.0
 Amortization of software development costs     197    15.7        623    16.5
                                           -------- --------  -------- --------
  Total operating costs and expenses          6,980   557.5      4,704   124.2
                                           -------- --------  -------- --------
Loss from operations                         (5,907) (471.8)    (1,033)  (27.3)
Other income (expense)                          (34)   (2.7)        48     1.3
                                           -------- --------  -------- --------
  Net loss                                 $ (5,941) (474.5%) $   (985)  (26.0%)
                                           ======== ========  ======== ========


Comparison of Three Months Ended March 31, 2000 and 1999

Net Revenues

Net revenues decreased $2,538,000, or 67%, to $1,252,000 in the first quarter of 2000 from $3,790,000 in the first quarter of 1999 due to (i) a decrease of $3,059,000 in sales of business software products, (ii) a decrease of $425,000 in revenues from the Company's consumer CD-ROM products and (iii) a decrease of $15,000 in revenues from training services. These decreases were offset by an increase of $956,000 in revenues generated from the Company's e-commerce Internet websites and an increase of $5,000 in maintenance fees.

Revenues generated from the Company's e-commerce Internet websites increased $956,000, or 162%, to $1,015,000 in the first quarter of 2000 from $59,000 in the first quarter of 1999. The revenues primarily consisted of revenues generated from website development and maintenance fees, project participation fees, online advertising revenue, digital content generation fees, transactional revenues and product referral fees. The increase in such revenue was primarily attributable to the fact that the Company shifted its marketing focus to Internet e-commerce at the beginning of 1999. As such, significant revenues were not generated during the first quarter of 1999.

Revenues generated from consumer CD-ROM products decreased $425,000, or 99%, to $4,000 in the first quarter of 2000 from $429,000 in the first quarter of 1999 primarily due to $400,000 in revenue generated in connection with the Company's developing CD-ROM applications during the first quarter of 1999 compared to no such revenue generated in the first quarter of 2000. The $400,000 in revenue generated in the first quarter of 1999 resulted from the completion of development of one of the CD-ROM applications which had been in development since 1998. The remaining $25,000 decrease was due to lower CD-ROM participation revenue generated from the Company's consumer CD-ROM applications in the first quarter of 2000 as compared to the first quarter of 1999. The decrease in CD-ROM participation revenues was a result of the Company's strategy to shift its marketing focus to Internet e-commerce during 1999.

Sales of business software products decreased $3,059,000, or 98%, to $76,000 in the first quarter of 2000 from $3,135,000 in the first quarter of 1999 primarily due to the sale of two of the Company's business software product lines and the license of certain related technologies for an up-front fee of $3,000,000 in the first quarter of 1999. The sale of these product lines was part of the overall shift in the Company's primary business focus from the business software product marketplace to the emerging consumer Internet e-commerce market. After sale of these product lines, the Company generated less revenue from its business software products.

Revenues from training services decreased $15,000, or 94%, to $1,000 in the first quarter of 2000 from $16,000 in the first quarter of 1999 primarily due to the Company's overall shift in its primary business focus away from the business software products, as discussed above, from which most training revenues were generated.

Cost of Sales

Costs of sales are comprised primarily of product fulfillment costs, credit card processing fees, direct shipping materials and product royalties associated with the respective revenues. Cost of sales increased $60,000 to $179,000 in the first quarter of 2000 from $119,000 in the first quarter of 1999 primarily due to a $158,000 non-cash charge to royalty expense recognized by the Company in the first quarter of 2000. No such expense was recorded during the first quarter of 1999. The increase was offset by a decrease of $117,000 in cost of sales resulting primarily from cost of sales recognized during the first quarter of 1999 in connection with the $3,000,000 sale and license of certain of the Company's business software products in such quarter. No such cost of sales was incurred in the first quarter of 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,704,000, or 70%, to $4,124,000 in the first quarter of 2000 from $2,420,000 in the first quarter of 1999 due to the increase in the Company's personnel costs and certain other related costs. Personnel costs increased $551,000, or 58%, to $1,506,000 in the first quarter of 2000 from $955,000 in the first quarter of 1999. The increase in personnel costs resulted primarily from the increase in employee head counts to support the Company's increased operating activities in the first quarter of 2000 as compared to the first quarter of 1999. Certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $1,216,000, or 121%, to $2,222,000 in the first quarter of 2000 from $1,006,000 in the first quarter of 1999. $963,000 of such increase was related to the Company's increased marketing activities in the first quarter of 2000 to support its new e-commerce products.

Research and Development

The Company incurred $1,648,000 of research and development expenditures in the first quarter of 2000, of which $358,000 was capitalized and $1,290,000 was expensed, compared to $1,934,000 in the first quarter of 1999, of which $273,000 was capitalized and $1,661,000 was expensed. The 15% decrease in research and development expenditures from the first quarter of 1999 to the first quarter of 2000 was primarily due to the decrease in costs associated with outside contract services incurred during the first quarter of 1999 as compared to the first quarter of 2000 in connection with the Company's launch of its Internet shopping website in April 1999.

Merger Related Costs

The Company incurred $1,369,000 of expense in connection with its merger plan with Internet Shopping Network, LLC in the first quarter of 2000. No such expense was incurred in the first quarter of 1999. The $1,369,000 expense was primarily related to consulting, legal and accounting services.

Amortization of Software Development Costs

The amortization of software development costs decreased $426,000, or 68%, to $197,000 in the first quarter of 2000 from $623,000 in the first quarter of 1999 primarily due to a $250,000 write-off during the first quarter of 1999 of the software capitalized cost related to the product lines sold to one of the Company's competitors in such quarter. No such write-off was made in the first quarter of 2000. The remaining $176,000 decrease is due to a decrease in capitalized project costs being amortized in the first quarter of 2000 as compared to the first quarter of 1999.

Other Income (expense)

Other income (expense) decreased $82,000, to an aggregate expense of $34,000 in the first quarter of 2000 from aggregate income of $48,000 in the first quarter of 1999 due to a $36,000 decrease in investment income and a $46,000 increase in interest expense from the first quarter of 1999 to the first quarter of 2000. The decrease in investment income resulted from a lower average cash balance maintained in a money market account in which the Company's fund are maintained in the first quarter of 2000 as compared to the first quarter of 1999. Additionally, the Company recorded $46,000 in interest expense during the first quarter of 2000 in connection with its borrowings under a line of credit. No such borrowings were incurred during the first quarter of 1999.

Income Taxes

The Company recorded no provision for income taxes during the first quarters of 2000 and 1999 due to net operating losses in both periods.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities decreased to 0.7 at March 31, 2000 from 2.6 at December 31, 1999. The decrease was primarily due to a 297% increase in the Company's current liabilities balance compared with a 10% increase in its current assets balance from December 31, 1999 to March 31, 2000. The 297% increase in current liabilities was primarily due to a total of $5,000,000 borrowed by the Company during the first quarter of 2000 under the Company's line of credit and a $880,918 increase in accounts payable and accrued expenses in the first quarter of 2000. The 10% increase in the current assets balance was primarily due to a $972,906 increase in cash. The increase was offset by a $296,374 decrease in accounts receivable and a $155,198 decrease in prepaid expenses and other current assets.

The Company's cash balance increased $972,906, or 70%, to $2,368,897 at March 31, 2000 from $1,395,991 at December 31, 1999 primarily due to an increase of $5,000,000 received in connection with the Company's borrowings under its line of credit, $235,750 received by the Company in connection with stock options exercised by the Company's employees and $221,560 received by the Company in connection with warrants exercised by its IPO principal underwriter during the first quarter of 2000. Such increases were offset by a decrease of $4,282,508 resulting from cash used by the Company in its operating activities and a decrease of $201,896 resulting from cash used for the purchase of fixed assets.

The Company's accounts receivable balance decreased $296,374, or 28%, to $745,717 at March 31, 2000 from $1,042,091 at December 31, 1999. The decrease was primarily due to a $450,000 collection from one of the Company's major customers during the first quarter of 2000. The decrease resulting from the $450,000 collection was offset by a $250,000 increase in accounts receivable from revenue generated in the first quarter of 2000 which had not been collected as of March 31, 2000.

The Company's prepaid expenses and other current assets balance decreased $155,198, or 9%, to $1,637,983 at March 31, 2000 from $1,793,181 at December 31,
1999 primarily due to a $105,357 decrease in prepaid marketing expense. The decrease of $105,357 in prepaid marketing expense, was attributable to the recognition during the first quarter of 2000 of $962,500 of expenses against the prepaid marketing expenses booked in connection with a two-year e-commerce marketing agreement entered into by the Company with an Internet portal company in 1999, offset by an aggregate of $857,143 in prepaid marketing expenses recorded during the first quarter of 2000.

The Company has  borrowed  $5,000,000  under its line of credit  provided by USA
Networks, Inc. ("USAi") during the first quarter of 2000. No such borrowings were made in the first quarter of 1999.

The Company's accounts payable and accrued expenses balance increased $880,918, or 50%, to $2,659,646 at March 31, 2000 from $1,778,728 at December 31, 1999 primarily due to the inclusion of two outstanding invoices in the aggregate amount of $914,868 in connection with the merger related consulting services in the accounts payable balance at March 31, 2000. No such invoices were included in the accounts payable balance at December 31, 1999.

The Company's total shareholders' equity balance decreased $5,484,126, or 42%, to $7,587,344 at March 31, 2000 from $13,071,470 at December 31, 1999 primarily due to a net operating loss in the amount of $5,941,434 in the first quarter of 2000. Such decrease was offset by $235,750 in proceeds received from the exercise of stock options to purchase a total of 25,000 shares of the Company's common stock by 10 employees and $221,560 in proceeds received from the exercise of warrants to purchase a total of 51,415 shares of the Company's common stock by its principal underwriter of its initial public offering during the first quarter of 2000.

In January 2000, the Company and USAi announced an agreement to form a new company by merging the Company and Internet Shopping Network ("ISN"), an indirect wholly owned subsidiary of USAi. The new company will own and operate the combined properties of the Company and ISN. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon the closing of the transaction on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's shareholders will own approximately 25%. In the interim, USAi has extended a $10 million line of credit to the Company. Consummation of the merger is subject to various conditions, including approval by the Company's shareholders and the receipt of required regulatory approvals.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's e-commerce websites. Together with its existing capital, the $10 million credit term provided by USAi and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 9 months. The Company expects the merger to be completed in the second quarter of 2000. If the merger is not completed and cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming it can do so on acceptable terms.

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

           None.

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27.1 Financial Data Schedule.1

          (b) Reports on Form 8-K

               Styleclick filed a report on Form 8-K, dated February 9, 2000, announcing the Plan of Merger Agreement dated as of January 24, 2000 by and between the Registrant and USA Networks, Inc.


-------------------------------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Styleclick.com Inc.


Date: May 11, 2000                        By: /s/  MAURIZIO VECCHIONE
                                             --------------------------------
                                             Maurizio Vecchione
                                             President and
                                             Co-Chief Executive Officer

                                              /s/  BARRY HALL
                                             --------------------------------
                                             Barry Hall
                                             Executive Vice President, Finance
                                             and Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit                                                     Sequentially
    Number                  Description                       Numbered Page

    27.1              Financial Data Schedule.1







-------------------------------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.