Form 10-K/A
period 1999-12-31
STYLECLICK COM INC
filed 2000-06-22
CIK 1008130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

[ X ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

[   ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number 0-28088


                               STYLECLICK.COM INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                    95-4145930
-------------------------------------     -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 3861 Sepulveda Blvd., Culver City                        90230
-------------------------------------     -------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (310) 751-2100
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class              Name of each exchange on which registered:

      Common Stock                             Nasdaq National Market
-------------------------           ----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

Item 6. Selected Financial Data

                                              Years Ended December 31,
                                 -----------------------------------------------
                                   1999      1998      1997      1996      1995
                                 -----------------------------------------------
                                       (In thousands, except per share data)
 Net revenues                    $ 6,174   $ 6,681   $ 4,450   $ 3,370   $ 1,905
 Net income (loss)               (15,879)   (9,688)      354       646         8
 Total assets                     15,047    13,050    21,404     7,182     1,864
 Long-term debt                        -         -         -         -     4,545
 Per common share:
 Net income (loss) - Basic        (2.24)     (1.59)     0.07      0.20      0.00
            (loss) - Diluted      (2.24)     (1.59)     0.06      0.20      0.00
 Cash dividends declared              -          -         -         -         -

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

General

The Company is in the business of developing, marketing, and supporting electronic commerce Internet web-sites, Internet related software applications and business and consumer software products based on its proprietary technology for managing product information. The Company has three principal product groups: electronic commerce Internet web-sites, software including CD-ROM products and applications including computer aided design and electronic merchandising products, referred to as business software products.

Since 1998, the Company has divested many of its products in the business and consumer software product groups and has shifted its primary business focus to the emerging Internet electronic commerce market. The Company is focusing its technology on building and managing electronic commerce Internet sites, such as comparative search and shopping solutions aimed at facilitating businesses' use of electronic commerce to reach consumers in the apparel, footwear, accessories, cosmetics and home furnishing industries.

Revenues generated from the Company's electronic commerce Internet web-sites include revenues received from:

o        web-site development and maintenance fees
o        project participation fees for managing product information
o        on-line advertising revenue
o        commissions from sales on websites
o        commissions on sales by affiliates through the Styleclick.com website

Revenues from web development are recognized based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Web-site development and maintenance fees and on-line advertising revenue are recognized over the terms of the corresponding contracts. Commissions fees are recognized based on a percentage of gross revenues from the related transactions. From website sales are recognized upon notification of shipment of the vendors' products by the Company's fulfillment warehouse or the participant vendors. Commissions on sales by affiliates are recognized based upon notification of the sales information by the Company's vendors, the independent Internet traffic tracking companies or the Company's on-line tracking reports.

Revenues generated from the Company's consumer CD-ROM products include revenues received in connection with sales of the Company's developed consumer CD-ROM
products  and  vendor   participation   in  the   Company's   developed   CD-ROM
applications. Sales of the products are recognized at the time of shipment. Revenues from CD-ROM participation fees are recognized based upon the accomplishment of contractual milestones in a manner that matches revenue with the related cost.

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

Results of Operations

The following table sets forth selected items from the Company's statement of operations for the years ended 1999, 1998 and 1997 and the percentages that such items bear to net revenues:

                                             Year Ended December 31,
                          ------------------------------------------------------
                                  1999              1998             1997
                          -----------------  ----------------  -----------------
                                              (in thousands)
Net revenues
  Product sales           $  3,387    54.9%  $ 3,477    52.0%  $ 2,379    53.5%
  Service revenues           2,787    45.1     3,204    48.0     2,071    46.5
                          --------  -------  -------  -------  -------  -------
                          $  6,174   100.0   $ 6,681   100.0   $ 4,450   100.0
Cost of sales
  Product sales                124     2.0        81     1.2        87     1.9
  Service revenues             544     8.8         1       -         -       -
                          --------  -------  -------  -------  -------  -------
                               668    10.8        82     1.2        87     1.9
                          --------  -------  -------  -------  -------  -------
Gross profit                 5,506    89.2     6,599    98.8     4,363    98.1
Operating costs and
   expenses:
Selling, general and
   administrative           13,362   216.4     8,291   124.1     3,394    76.3
Research and product
   development               6,054    98.1     3,541    53.0       172     3.9
Merger related costs           405     6.6         -       -         -       -
Amortization of software
   development costs         1,842    29.8     4,890    73.2       774    17.4
                          --------  -------  -------  -------  -------  -------
     Total operating
       costs and expenses   21,663   350.9    16,722   250.3     4,340    97.6
                          --------  -------  -------  -------  -------  -------
Income (loss) from
   operations              (16,157) (261.7)  (10,123) (151.5)       23     0.5
Investment and other
   income, net                 278     4.5       435     6.5       331     7.5
                          --------  -------  -------  -------  -------  -------
  Net income (loss)       $(15,879) (257.2%) $(9,688) (145.0%) $   354     8.0%
                          ========  =======  =======  =======  =======  =======

1999 Compared with 1998

Net Revenues

Revenues in the amount of $4,810,000, or 78% of total revenues for the year ended December 31, 1999 were earned from three sources which cannot be expected to reoccur, including product development fees ($400,000, or 8%), web-site development fees ($910,000, or 19%) and the sale of the Company's business software product line ($3,500,000, or 57% of revenues). Net revenues decreased $507,000, or 8%, to $6,174,000 in 1999 from $6,681,000 in 1998. The decrease was primarily due to a decrease of $4,368,000 in revenues from the Company's consumer CD-ROM products, a decrease of $54,000 in revenues from training services and a decrease of $128,000 in maintenance fees. These decreases were offset by an increase of $1,887,000 in sales of the Company's business software products, an increase of $1,623,000 in revenues generated from the Company's electronic commerce Internet web-sites and an increase of $533,000 in revenues from consulting services.

Product sales decreased to $3,387,000 in 1999 from $3,477,000 in 1998, or 3%. The decrease in product sales is primarily due to a decrease of $1,980,000 in CD-ROM consumer product sales, a decrease of $128,000 in maintenance product sales and an increase of $1,887,000 in business product sales. Service revenues decreased to $2,787,000 in 1999 from $3,204,000 in 1998, or 13%. The decrease in service revenues is primarily due to a decrease of $2,388,000 in CD-ROM consumer service sales, offset by increases in electronic commerce service revenues of $1,623,000 and consulting and training services of $479,000. The decreases in product sales and service revenues are more fully described below.

Service revenues generated from the Company's electronic commerce Internet web-sites were $1,623,000 in 1999 as compared to no such revenue generated in 1998. The $1,623,000 in revenues primarily consisted of revenues generated from web-site development and maintenance fees, project participation fees, on-line advertising revenue, digital content generation fees, transactional revenues and product referral fees.

Revenues generated from consumer CD-ROM products decreased to $0 in 1999 from $1,980,000 in 1998 due to the one-time sale of The Company's 3-D Home Interiors product to its publisher in 1998.

Service revenues generated from consumer CD-ROM products decreased $2,388,000, or 80%, to $607,000 in 1999 from $2,995,000 in 1998, primarily due to a decrease of $1,200,000 in connection with The Company's developing CD-ROM applications and $793,000 in lower CD-ROM participation revenue in connection with those CD-ROM applications. The decrease in developing CD-ROM application and participation revenues resulted from The Company's strategy to shift its marketing focus to Internet electronic commerce during 1999. In addition, $395,000 of service revenue generated in connection with consumer product developing services provided to one of The Company's major customers in 1998 was not repeated in 1999.

Sales of business software products, which were primarily product sales, increased $1,887,000, or 135%, to $3,285,000 in 1999 from $1,398,000 in 1998 primarily due to the sale of two of the Company's business software product lines and the license of certain related technologies for an up-front fee of $3,000,000 in 1999. In March 1999, the Company entered into an agreement with one of its major competitors. Under the agreement, the Company sold two of its business software product lines and licensed its cataloging software to the buyer for an up-front fee of $3,000,000, additional support fees of up to $1,000,000, and a contingent payment of up to $1,000,000 depending on future sales over the next 24 months generated from the product lines sold to the buyer. Except for support services, the Company has no further obligations to this buyer, including further development of the products sold or the software licensed, as all development has been completed on such products and software. The sale of these product lines was part of the overall shift in the Company's primary business focus from the business software product marketplace to the emerging consumer Internet electronic commerce market. As such, the revenues recognized from the sale did not arise from, and are not necessarily representative of, the Company's ongoing business. As a result of the sale, the Company generated less revenue from its business software products in the remaining period of 1999 as compared to the comparable period in 1998.

Revenues from consulting services were $538,000 in 1999 and $5,000 in 1998.

Revenues from training services decreased $54,000, or 73%, to $20,000 in 1999 from $74,000 in 1998, and maintenance fees, which were primarily product sales, decreased $128,000, or 56%, to $101,000 in 1999 from $229,000 in 1998, primarily due to the Company's overall shift in its primary business focus away from the business software products, as discussed above, from which most training and maintenance fees were generated.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5,071,000, or 61%, to $13,362,000 in 1999 from $8,291,000 in 1998 due to the following factors. Personnel costs increased $1,627,000, or 58%, to $4,418,000 in 1999 from $2,791,000 in 1998. The increase in personnel costs resulted primarily from the hiring of additional personnel in late 1998 to support the Company's increased operating activities, increasing the total number of employees from 121 as of December 31, 1998 to 157 as of December 31, 1999, and $200,000 of bonuses paid to the Company's executives in 1999. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $3,571,000, or 102%, to $7,076,000 in 1999 from $3,505,000 in 1998. Of that increase,
$3,522,000 was related to an increase in the Company's marketing activities in 1999 to support its new electronic commerce products. Additionally, professional services including accounting, legal and consulting services increased $693,000, or 75%, to $1,612,000 in 1999 from $919,000 in 1998. The increase in professional services was primarily due to the Company's increased requirements for these services in 1999 compared to 1998, resulting from the Company's increased operating activities in the emerging electronic commerce market and support of its new electronic commerce products and dispositions of certain of the Company's business software product lines. Finally, bad debt expense decreased $857,000, or 93%, to $60,000 in 1999 from $917,000 in 1998. Such decrease was primarily attributable to the additional bad debt reserve in the amount of $865,000 recorded by the Company during 1998 upon the Company's review of certain specific accounts. No such additional reserve was recorded in 1999.

Research and Product Development

The Company incurred $7,177,000 of research and product development expenditures in 1999, of which $1,123,000 was capitalized in connection with two of the Company's Internet shopping websites and $6,054,000 was expensed, compared to $6,592,000 in 1998, of which $3,051,000 was capitalized and $3,541,000 was expensed. The 9% increase in research and product development expenditures from 1998 to 1999 was primarily due to the hiring of additional personnel in connection with the further development of the Company's Internet application projects. In 1999, in accordance with SOP 98-1, The Company capitalized
$1,123,000 in software development costs including $1,041,000 incurred in developing two of The Company's Internet shopping websites and $82,000 incurred on two projects including certain shopping features and an online tracking program. In 1998, in accordance with FAS 86, The Company capitalized $3,051,000 in software costs including $1,985,000 incurred in developing two consumer CD-ROM projects, $557,000 incurred in developing five business software products and $509,000 incurred in developing an The Company Internet shopping website.

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

Amortization of Software Development Costs

The amortization of software development costs decreased $3,048,000, or 62%, to $1,842,000 in 1999 from $4,890,000 in 1998 due primarily to a $3,443,000 write-off of capitalized software cost in 1998 as compared to 1999. $1,038,000 of the total write-off was related to the exclusive license of the Company's 3D Home Interiors product to its Company's publisher. The remaining $2,405,000 was primarily attributable to the software capitalized prior to 1998 in relation to certain business software products which the Company is exiting as a result of its new business strategy to target the emerging electronic commerce market. In 1999, the Company wrote-off a total of $250,000 of capitalized software cost. The write-off was related to the product lines sold to one of the Company's competitors in the first quarter of 1999.

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

Net Loss

Net loss increased $6,191,000, or 64%, to $15,879,000 in 1999 from $9,688,000 in
1998 primarily due to a $507,000 decrease in net revenue, a $586,000 increase in costs of sales, a $5,071,000 increase in selling general and administrative expenses, a $2,513,000 increase in research and development, a $405,000 increase in merger related costs, a $3,048,000 decrease in amortization of software development costs and a $157,000 decrease in investment income.

1998 Compared with 1997

Net Revenues

Net revenues increased $2,231,000, or 50%, to $6,681,000 in 1998 from $4,450,000 in 1997. The increase was primarily due to an increase in the revenues from the Company's consumer CD-ROM products, an increase of $5,000 in revenue from training services, and an increase of $71,000 in maintenance fees. These increases were offset by a decrease of $887,000 in sales of the Company's business software products and a decrease of $131,000 in revenues from consulting services.

Product sales increased to $3,477,000 in 1998 from $2,379,000 in 1997, or 46%. The increase in product sales is primarily due to an increase of $1,980,000 in CD-ROM consumer product sales, a decrease of $887,000 in business product sales, and an increase of $71,000 in maintenance product sales. Service revenues increased to $3,204,000 in 1998 from $2,071,000 in 1997, or 55%. The increase in service revenues is primarily due to an increase of $1,193,000 in CD-ROM consumer service sales, offset by various minor decreases in consulting and training services of $126,000. The increases in product sales and service revenues are more fully described below.

Revenues generated from consumer CD-ROM products increased to $1,980,000 in 1998 from $0 in 1997 due to the one-time sale of The Company's 3-D Home Interiors product to its publisher in 1998.

Service revenue generated from consumer CD-ROM products increased $1,193,000 or 66%, to $2,995,000 in 1998 from $1,802,000 in 1997. The increase was primarily due to $1,600,000 of revenue generated in connection with the Company's developing two CD-ROM applications, $395,000 of revenue generated in connection with consumer product developing services provided to one of the Company's major customers and $1,000,000 CD-ROM participation revenue generated from the Company's consumer CD-ROM applications in 1998. No such revenues were generated in 1997. The increase was offset by a total of $1,802,000 in service revenues generated in 1997 which were not repeated in 1998, including a one-time payment of $1,500,000 in connection with the Company's fulfillment of certain obligations under an agreement with Intel in connection with the co-development of consumer software.

Sales of business software products, which were primarily product sales, decreased $887,000, or 39%, to $1,398,000 in 1998 from $2,285,000 in 1997 primarily due to $400,000 in the foreign sales generated by two of the Company's major customers in Europe in 1997, which sales were not repeated in 1998. The remaining decrease resulted from the Company's strategy to shift its marketing focus to Internet electronic commerce.

Cost of Sales

Cost of sales associated with the Company's CD-ROM consumer products does not have a major impact on the total cost of sales since an insignificant amount of cost of sales was incurred in connection with the CD-ROM consumer products in 1998 and no such cost of sales was incurred in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,897,000, or 144%, to $8,291,000 in 1998 from $3,394,000 in 1997. Personnel costs increased $1,218,000, or 78%, to $2,791,000 in 1998 from $1,573,000 in 1997. The increase in personnel costs resulted from the hiring of additional personnel in late 1997 and 1998 to support the Company's increased operating activities, increasing the total number of employees from 86 as of December 31, 1997 to 121 as of December 31, 1998. Additionally, certain related costs including travel, marketing, telephone, office supplies expenses, taxes and licenses, repair and maintenance and depreciation expense increased $2,253,000, or 180%, to $3,505,000 in 1998 from $1,252,000 in 1997. $1,420,000 of such increase was related to the Company's increasing marketing activities in 1998 to support its new electronic commerce products. Also, professional services including accounting, legal and consulting services increased $477,000, or 108%, to $919,000 in 1998 from $442,000 in 1997. The increase in professional services was primarily due to the Company's increased requirements for these services in 1998 compared to 1997 resulting from the Company's increased operating activities. Finally, bad debt expense increased $865,000, or 1,663%, to $917,000 in 1998 from $52,000 in 1997 due to the Company's decision in 1998 to increase its bad debt reserve by $865,000 due to the Company's increasing sales volume, and based on a review of specific accounts.

Research and Product Development

The Company incurred $6,592,000 of research and product development costs in 1998, as compared to $3,000,000 in 1997. In 1998, $3,051,000 of such costs were capitalized as software development costs, while in 1997, $2,828,000 of such costs were capitalized as software development costs. The remaining $3,541,000 of research and product development costs in 1998 were expensed, compared to $172,000 in 1997. The 122% increase in research and product development expenditure from 1997 to 1998 was primarily due to the hiring of additional personnel to perform software programming services in connection with the further development of the Company's business software, consumer software and Internet products. A lower percentage of research and development expenditures were capitalized in 1998 as compared to 1997 due primarily to the Company's completion of two of its major projects at the beginning of 1998. A significant portion of the research and development product expenses incurred prior to the completion of those two major projects was capitalized as software development costs. In 1998, in accordance with FAS 86, the Company capitalized $3,051,000 in software costs including $1,985,000 incurred in developing two consumer CD-ROM projects, $557,000 incurred in developing five business software products and $509,000 incurred in developing an the Company's Internet shopping website. In 1997, in accordance with FAS 86, the Company capitalized $2,828,000 in software costs including $2,084,000 incurred in developing nine business software products and $744,000 incurred in developing two consumer CD-ROM projects.

Amortization of Software Development Costs

The amortization of software development costs increased $4,116,000, or 532%, to $4,890,000 in 1998 from $774,000 in 1997 partially because the Company began marketing and amortizing development costs associated with several new versions of software products in late 1997 and in 1998. In addition, the Company took a one-time charge to write off a total of $3,443,000 of its research and development cost in 1998. Of the total write-off $1,038,000 was related to the exclusive license of the Company's 3D Home Interiors product to its publisher. The remaining $2,405,000 write-off was primarily attributable to the software capitalized prior to 1998 in relation to certain products in the business software market which the Company is exiting as a result of its new business strategy to target the emerging electronic commerce market.

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

Net Income (Loss)

Net income (loss) decreased $10,042,000 to $9,688,000 net loss in 1998 from $354,000 net income in 1997 primarily due to a $2,231,000 increase in net revenue, a $4,897,000 increase in selling general and administrative expenses, a $3,369,000 increase in research and development, a $4,116,000 increase in amortization of software development costs and a $104,000 increase in investment income.

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

The Company's prepaid expenses and other current assets balance increased $1,396,080 to $1,793,181 at December 31, 1999 from $397,101 at December 31, 1998 primarily due to a $3,414,286 prepayment recorded in 1999 in connection with a two-year electronic commerce marketing agreement entered into by the Company with an Internet portal company as a prepayment of future marketing expense. Of this amount, $1,925,000 was expensed in 1999.

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

From 1997 to 1999 the Company spent between $616,000 and $1,558,000 on capital expenditure. Should the merger not be completed, the Company expects to spend approximately $1 million on capital expenditures in 2000. However, there are no material commitments for these expenditures at this time.

The Company's total shareholders' equity balance increased $761,779, or 6%, to $13,071,470 at December 31, 1999 from $12,309,691 at December 31, 1998 primarily due to $7,761,196 in net proceeds received from the issuance of a total of 776,827 shares of the Company's common stock to four of its investors in April 1999, $422,750 in proceeds received from the exercise of stock options to purchase a total of 44,500 shares of the Company's common stock by 18 employees during 1999, $6,000 in proceeds received from the exercise of warrants to purchase a total of 1,000 shares of the Company's common stock by its principal underwriter of its initial public offering and $1,250,000 received by the Company in connection with warrants exercised by an outside consultant. Additionally, an increase of $5,538,674 resulted from the Company's issuance to Intel in April 1999 of 455,218 shares of the its common stock and warrants to purchase a total of 538,674 shares of the Company's common stock. Finally, an increase of $1,662,500 resulted from the Company's issuance of warrants to purchase 466,667 shares of common stock in 1999 in consideration of business promotion and consulting services provided, or to be provided, to the Company. The increase was offset by a net operating loss in the amount of $15,879,341 in 1999.

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

In January 2000, the Company and USA Network, Inc. ("USAi") announced an agreement to form a new company by merging the Company and Internet Shopping Network, an indirect wholly owned subsidiary of USAi. The new company will own and operate the combined properties of the Company and Internet Shopping Network. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's shareholders will own approximately 25%. In the interim, USAi has extended a $10 million bridge loan to the Company. Consummation of the merger is subject to various conditions, including approval by the Company's shareholders and the receipt of required regulatory approvals.

The Company anticipates continuing to use its capital primarily to fund the activities related to the design, development, marketing, sales and support of the Company's electronic commerce websites. Together with its existing capital, the $10 million credit term provided by USAi and anticipated funds from operations, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company expects the merger to be completed in the second or third quarter of 2000. If the merger is not completed and cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming it can do so on acceptable terms.

Effect on the Company if Contemplated Transactions Are Not Approved or Do Not Occur

If the Company shareholders do not approve the proposed merger of the Company with a subsidiary of USAi and the Company enters into a business combination transaction with a third party or a third party acquire 15% or more of the assets or outstanding securities of the Company, then:

o USAi may exercise its option to purchase 19.9% of the Company's common stock at $17.50 per share;

o The Company must repay any outstanding portion of the $10 million loan to USAi within 45 days; and

o    The Company must pay ISN a termination fee of $5.5 million.

The Company's continuation as a going concern is dependent upon the success of its merger with the Internet Shopping Network or the raising of additional capital either through sale of equity or through sale of convertible securities, both of which would dilute existing stockholders ownership of the Company. Additionally, the Company may be forced to cut back on operations including laying off employees, decreasing marketing programs and eliminating certain development activities.

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

                  Years ended December 31, 1999, 1998 and 1997
                       with Report of Independent Auditors

                               Styleclick.com Inc.

                          Audited Financial Statements


                  Years ended December 31, 1999, 1998 and 1997




                                    Contents

Report of Independent Auditors.....................................16

Audited Financial Statements

Balance Sheets.....................................................18
Statements of Operations...........................................19
Statements of Stockholders' Equity.................................20
Statements of Cash Flows...........................................21
Notes to Financial Statements......................................23

                         Report of Independent Auditors


Board of Directors and Stockholders
Styleclick.com Inc.

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


                                               /s/ERNST & YOUNG LLP
                                               -----------------------------
                                                  Ernst & Young LLP


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Styleclick.com Inc. (formerly ModaCAD, Inc.) as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
    ----------------------------------------
    Singer Lewak Greenbaum & Goldstein LLP


Los Angeles, California
March 16, 1999 (except for Note 11,
As to which the date is May 19, 1999)

                               Styleclick.com Inc.

                                 Balance Sheets

                                                            December 31,
                                                        1999           1998
                                                   -----------------------------
Assets
Current assets:
   Cash and cash equivalents                       $ 1,395,991      $ 6,343,599
   Accounts receivable, net of allowance
     for doubtful accounts of $242,229
     and $132,500 at December 31, 1999
     and 1998, respectively
                                                       799,862          752,487
   Deferred royalties                                  632,988                -
   Deferred advertising and promotion                  467,496                -
   Prepaid expenses and other current assets         1,793,181          397,101
                                                   -----------------------------
Total current assets                                 5,089,518        7,493,187

Capitalized computer software development
   costs, net of accumulated amortization
   of $7,880,904 and $6,039,105 at
   December 31, 1999 and 1998, respectively          2,294,914        3,014,043
Fixed assets, net of accumulated depreciation
   of $1,823,850 and $1,069,832 at
   December 31, 1999 and 1998, respectively          2,600,458        2,459,656
Deferred royalties, non-current                      4,430,942                -
Deferred advertising and promotion, non-current        545,421                -
Other assets                                            85,663           83,055
                                                   -----------------------------
 Total assets                                      $15,046,916      $13,049,941
                                                   =============================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses           $ 1,778,728      $   503,198
   Deferred income                                     196,718          237,052
                                                   -----------------------------
Total current liabilities                            1,975,446          740,250

Commitments (Note 3)

Stockholders' equity:
   Common stock; No par value; 15,000,000 shares
      authorized, 7,673,515 shares and 6,143,374
      shares issued and outstanding at December 31,
      1999 and 1998, respectively                   43,216,747       26,575,627
   Accumulated deficit                             (30,145,277)     (14,265,936)
                                                   -----------------------------
Total stockholders' equity                          13,071,470       12,309,691
                                                   -----------------------------
Total liabilities and stockholders' equity         $15,046,916      $13,049,941
                                                   =============================

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                            Statements of Operations

                                                Years ended December 31,
                                           1999          1998           1997
                                       -----------------------------------------
Net revenues
    Product sales                      $  3,386,521  $  3,477,208  $  2,378,726
    Service revenues                      2,787,403     3,204,072     2,071,131
                                       -----------------------------------------
                                          6,173,924     6,681,280     4,449,857
Cost of sales
    Product sales                           124,187        81,161        87,470
    Service revenues                        543,514           974             -
                                       -----------------------------------------
                                            667,701        82,135        87,470
                                       -----------------------------------------
Gross profit                              5,506,223     6,599,145     4,362,387

Operating costs and expenses:
Selling, general and administrative      13,361,980     8,290,979     3,393,765
Research and product development          6,054,105     3,541,300       171,769
Merger related costs                        405,333             -             -
Amortization of software development
   costs                                  1,841,798     4,889,986       774,135
                                       -----------------------------------------
Total operating costs and expenses       21,663,216    16,722,265     4,339,669
                                       -----------------------------------------

Operating (loss) profit                 (16,156,993)  (10,123,120)       22,718
                                       -----------------------------------------

Other income (expense):
   Loss in equity investment                      -       (55,324)            -
   Other income                                   -         2,067        11,190
   Investment income                        277,652       488,738       320,367
                                       -----------------------------------------
Total other income (expense)                277,652       435,481       331,557
                                       -----------------------------------------
Net (loss) income                      $(15,879,341) $ (9,687,639) $    354,275
                                       =========================================

Basic (loss) income per share          $      (2.24) $      (1.59) $       0.07
                                       =========================================

Diluted (loss) income per share        $      (2.24) $      (1.59) $       0.06
                                       =========================================

Weighted average shares outstanding       7,092,374     6,088,247     4,800,918
                                       =========================================

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                       Statements of Stockholders' Equity

                                   Common Stock       Accumulated
                            -------------------------
                               Shares       Amount       Deficit      Total
                            ------------ ------------ ------------ ------------
Balance at January 1, 1997    3,865,790 $ 11,593,905 $ (4,932,572) $  6,661,333
   Issuance of common stock
     for stock options
     exercised                   29,000      149,376            -       149,376
   Warrants exercised         2,128,184   13,369,126            -    13,369,126
   Warrant redemption cost            -     (167,055)           -      (167,055)
   Issuance of  warrants
     for services                     -      572,000            -       572,000
   Net income                         -            -      354,275       354,275
                             ------------ ------------ ------------ ------------
Balance at December 31, 1997  6,022,974   25,517,352   (4,578,297)   20,939,055
   Issuance of common stock
     for stock options
     exercised                   94,000      837,875            -       837,875
   Warrants exercised            26,400      158,400            -       158,400
   Issuance of  warrants
     for services                     -       62,000            -        62,000
   Net loss                           -            -   (9,687,639)   (9,687,639)
                             ------------ ------------ ------------ ------------
Balance at December 31, 1998  6,143,374   26,575,627  (14,265,936)   12,309,691
   Issuance of  common stock    779,423    7,761,196            -     7,761,196
   Issuance of common stock
     for stock options
     exercised                   44,500      422,750            -       422,750
   Issuance of common stock
     for services
                                455,218    5,000,000            -     5,000,000
   Warrants exercised           251,000    1,256,000            -     1,256,000
   Issuance of  warrants
     for services                     -    2,201,174            -     2,201,174
   Net loss                           -            -  (15,879,341)  (15,879,341)
                             ------------ ------------ ------------ ------------
Balance at December 31, 1999  7,673,515  $43,216,747  $(30,145,277) $13,071,470
                             ============ ============ ============ ============

See accompanying notes to financial statements.

                               Styleclick.com Inc.

                            Statements of Cash Flows

                                                Years ended December 31,
                                           1999          1998           1997
                                       -----------------------------------------
Operating activities
Net (loss) income                      $(15,879,341) $ (9,687,639)  $   354,275
Adjustments to reconcile net (loss)
   income to net cash used in
   operating activities
     Depreciation                           754,018       292,671        65,665
     Amortization of capitalized
        software development costs        1,841,797     4,889,986       774,135
     Capitalized computer software
        development costs                (1,122,668)   (2,895,512)   (2,682,956)
     Amortization of deferred costs
        for services rendered               974,327        62,000        12,000
     Fixed assets acquired in exchange
        for sales                                 -      (275,000)            -
     Loss in equity investment                    -        55,324             -
     Changes in operating assets
        and liabilities:
       Accounts receivable, net             (47,375)    1,408,665      (818,299)
       Prepaid expenses and other
          current assets                 (1,246,080)      350,675       (34,343)
       Other assets                          (2,608)        8,593       (69,208)
       Accounts payable and
          accrued expenses                1,275,530       142,477       (10,022)
       Deferred income                      (40,334)      132,772        29,501
                                       -----------------------------------------
Net cash used in operating activities   (13,492,734)   (5,514,988)   (2,379,252)

Investing activities
Purchase of fixed assets                   (894,820)   (1,557,680)     (616,166)
                                       -----------------------------------------
Net cash used in investment activities     (894,820)   (1,557,680)     (616,166)

Financing activities
Payments on officers/stockholders
   note payable                                   -             -       (75,000)
Stock options exercised                     422,750       837,875       149,376
Warrants exercised                        1,256,000       158,400    13,369,126
Issuance of common stock                  7,761,196             -      (167,055)
                                       -----------------------------------------
Net cash provided by
   financing activities                   9,439,946       996,275    13,276,447
Net (decrease) increase in
   cash and cash equivalents             (4,947,608)   (6,076,393)   10,281,029
                                       -----------------------------------------
Cash and cash equivalents at
   beginning of year                      6,343,599    12,419,992     2,138,963
                                       -----------------------------------------
Cash and cash equivalents at
   end of year                         $  1,395,991  $  6,343,599  $ 12,419,992
                                       =========================================

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Software Development Costs

Prior to 1999, software development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86")". Under SFAS No. 86, software development costs were capitalized upon the establishment of technological feasibility and discontinued when the product was available for sale. Capitalized software development costs were comprised primarily of direct overhead, payroll costs and consultants' fees of individuals working directly on the development of specific software products. Software development costs capitalized under SFAS 86 prior to 1999 were primarily related to products for external sales. The products developed for external sales are categorized in two groups: consumer CD-ROM applications and business software products. Consumer CD-ROM applications are developed to be used by individual consumers. Business software products, including computer aided designed and electronic merchandising products, are developed to be used for commercial purposes. In late 1998, the Company incurred $508,671 in costs related to internally development software primarily for the development of the Company's Internet shopping web-site. The amount of software development costs capitalized under SFAS 86 was $0 and $3,050,471 for the years ended December 31, 1999 and 1998, respectively.


In late 1998, the Company shifted its marketing focus into the Internet e-commerce business. Accordingly, the Company has developed its computer software particularly for internal use and adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use ("SOP 98-1")". SOP 98-1 identifies three stages of a typical software development project: preliminary project stage, application development stage and the post- implementation stage. As required by SOP 98-1, the Company capitalizes certain qualifying costs incurred during the application development stage, primarily payroll costs and consultants' fees of individuals working directly on the development of specific software projects. All other internal use development costs are expensed as incurred. The amount of software development costs capitalized under SOP 98-1 was $1,122,668 and $0 for the years ended December 31, 1999 an 1998, respectively.

Software development costs have all been incurred internally. The carrying value of software and development costs is periodically reviewed, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost, consistent with the Company's policy regarding long-lived assets. During 1998, an impairment of capitalized computer software development costs of approximately $3,443,000 was recognized and has been included in amortization of capitalized software development costs in the statement of operations. Of the total write-off, $1,038,000 was related to the exclusive license of the Company's 3D Home Interiors product to its publisher, which represented the reminder of all capitalized costs associated with such prodcut. The remaining $2,405,000 write-off was primarily attributable to software capitalized prior to 1998 in relation to certain products in the business software market which the Company exited as a result of its new business strategy to target the emerging E-commerce market.

Amortization of capitalized software development costs is provided on a project-by-project basis on the straight-line method over the estimated economic life of the products (not to exceed three years).

                               Styleclick.com Inc.

                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Software Development Costs (continued)

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

Revenue Recognition

Business Services

The Company recognizes revenues generated from vendor participation in the Company's CD-ROM applications ("CD-ROM participation fees") and the Company's on-line shopping Internet web-sites ("project participation fees") based upon the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Revenue generated from services provided to customers in the development and maintenance of their Internet web-sites ("web-site development and maintenance fees") is recognized based on the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Generally, the terms of contracts that generate CD-ROM participation fees, project participation fees, and web-site development and maintenance fees are short term in nature (twelve months or less).

Barter

To date, the Company has entered into several barter transaction arrangements where by it receives certain non-monetary benefits. To date, the Company has not recognized any revenue under these contracts because it does not have a history of receiving cash for similar transactions.

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Other

Revenue generated from advertising on the Company's on-line shopping web-sites ("on-line advertising revenue") is recognized over the terms of the corresponding contracts, which is generally twelve months, on a straight-line basis.

Consumer Software, CD-ROM Applications

The Company recognizes revenues related to product sales, software licenses and software maintenance in accordance with the SOP 97-2, "Software Revenue Recognition." Revenue related to product sales and software licenses is recorded net of estimated allowances and returns at the time of the product or software is delivered, the Company has no remaining obligations and collectibility is deemed probable. Software maintenance revenue representing revenue generated from post contract customer support is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

Cost of Sales

Costs of sales are comprised primarily of product fulfillment costs, credit card processing fees, direct shipping material and product royalties associated with the respective revenues. Product fulfillment costs include processing costs for purchase orders and merchandise storage fees charged by a third party fulfillment warehouse with whom the Company has a contract. Direct shipping material includes freight, packaging and postage costs. Product royalties represent the royalty expense incurred in connection with the respective sold products.

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries, consulting fees and direct overhead.

2. Summary of Significant Accounting Policies (continued)

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Segment and Related Information

The Company views its operations as principally one segment and the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. The Company manages its online business as one combined entity, allocates resources and analyzes information used to operate the business on a combined basis.

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

Recently Issued Accounting Pronouncement

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, further amended by SAB 101A. SAB 101 spells out four basic criteria that must be met before a company can record revenue and contains numerous examples, in the form of questions and answers, that illustrate how the SEC staff applies basic revenue recognition criteria in certain facts and circumstances. SAB 101 also provides guidance on the disclosures companies should make about their revenue recognition policies and the impact of events and trends on revenue. SAB 101and SAB 101A is effective for companies with calendar year-ends in the second quarter of 2000. The Company analyzed the impact of SAB 101 and does not expect it to have a material effect on its financial position and results of operation.

3. Fixed Assets

Fixed assets at December 31, 1999 and 1998 consisted of the following:

                                                     1999              1998
                                                --------------------------------
Computer equipment and software                 $ 3,365,275      $  2,607,578
Office equipment                                    318,204           233,652
Furniture and fixtures                              268,969           255,510
Leasehold improvements                              471,860           432,748
                                                --------------------------------
                                                  4,424,308         3,529,488
Less accumulated depreciation                     1,823,850         1,069,832
                                                --------------------------------
                                                $ 2,600,458      $  2,459,656
                                                ================================

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $754,018, $447,628 and $210,712, respectively, of which $0, $154,957 and
$145,047, was capitalized as software development costs during 1999, 1998 and 1997, respectively.

                               Styleclick.com Inc.

                          Notes to Financial Statements

4. Commitments

Leases

The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements which expire through April 30, 2006.

Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 were as follows:

  Years ending                           Sub-lease rental
   December 31,     Operating leases           income              Total
-----------------   -----------------    -----------------    -----------------
      2000            $   559,135           $ 105,000           $   454,135
      2001                528,375             105,000               423,375
      2002                487,259              52,500               434,759
      2003                446,142                   -               446,142
      2004                406,891                   -               406,891
   Thereafter             541,326                   -               541,326
                    -----------------    -----------------    -----------------
                      $ 2,969,128           $ 262,500           $ 2,706,628
                    =================    =================    =================

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

4. Commitments (continued)

E-Commerce Marketing Agreement

In June 1999, the Company entered into a two-year interactive marketing agreement with an Internet Portal company (the "Portal"). Under the agreement, the Portal will promote the Company's E-commerce Internet web-site in several areas of the Portal's Internet web-sites. In consideration of such promotion, the Company will make payments to the Portal totaling up to $7.5 million in cash through January 2001. In addition, in June 1999, the Company issued warrants to the Portal to purchase 100,000 shares of the Company's common stock at an exercise price of $12.34 that expire in December 2001. The fair value of such warrants was $200,000 based on the promotional services received. The aggregate consideration of $7.7 million, including cash payments and warrants issued, is being amortized to expense over the two year term of the marketing agreement. As of December 31, 1999, the Company had paid $3,214,286 in cash to the Portal and recognized $1,925,000 of amortization expense in 1999. The remaining amount of $1,489,286 is included in prepaid expenses and other assets.

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

                               Styleclick.com Inc.

                          Notes to Financial Statements

5. Stockholders' Equity (continued)

Warrants

In connection with the Company's initial public offering ("IPO") in March 1996, the Company issued to the principal underwriter unit purchase warrants to purchase 140,000 units at a per unit exercise price of $6.00. Each unit consisted of one share of common stock and one redeemable warrant exercisable to purchase one share of common stock at an exercise price of $9.10 per share. Such unit purchase warrants are exercisable for a four-year period, which began March 27, 1997. In 1997, the underwriter (or assignees of the underwriter) exercised a portion of the warrants to purchase an aggregate of 88,300 shares of the Company's common stock and 88,300 redeemable common stock purchase warrants for an aggregate exercise price of $529,800. The underwriter (or its assignees) further exercised redeemable common stock purchase warrants to purchase 30,800 shares of the Company's common stock for $280,280. In 1998, the underwriter (or its assignees) exercised redeemable common stock purchase warrants to purchase an aggregate of 26,400 shares of the Company's common stock for $158,400. In 1999, the underwriter (or its assignees) exercised a portion of its warrants to purchase an aggregate of 1,000 shares of the Company's common stock and 1,000 redeemable common stock purchase warrants for $6,000.

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

A summary of changes in outstanding options under the Plan and warrants issued outside of the plan follows:

                                              Weighted                Weighted
                                   Stock      Average                 Average
                                  Options     Exercise     Other      Exercise
                                 Outstanding   Price      Warrants     Price
                                 -----------  ----------  ----------  ----------
Balance at December 31, 1996        204,000    $  4.96     2,202,000    $  6.07
    Granted                         733,454    $ 16.29       528,616    $ 11.58
    Exercised                       (29,000)   $  5.15    (2,128,184)   $  6.28
    Canceled                         (6,000)   $  9.50          (916)   $ (6.50)
                                 -----------  ----------  ----------  ----------
Balance at December 31, 1997        902,454    $ 14.10       601,516    $ 10.16
    Granted                         840,000    $  8.92       100,733    $ 13.47
    Exercised                       (94,000)   $  6.03       (26,400)   $  6.00
    Canceled                       (181,000)   $ 15.70             -          -
                                 -----------  ----------  ----------  ----------
Balance at December 31, 1998      1,467,454    $ 11.47       675,849    $ 10.99
    Granted                         725,000    $  8.90     1,941,120    $ 12.62
    Exercised                       (44,500)   $  9.50      (251,000)   $  5.00
    Canceled                       (181,500)   $  9.47        (4,000)   $  9.50
                                 -----------  ----------  ----------  ----------
Balance at December 31, 1999      1,966,454    $ 10.95     2,361,969    $ 12.94
                                 ===========  ==========  ==========  ==========

Exercisable at December 31, 1999    946,286    $ 11.11     2,225,969    $ 13.00
                                 ===========  ==========  ==========  ==========
Shares available for future grant   366,046
                                 ===========

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

SFAS No. 123 requires disclosure of pro forma net loss and pro forma basic and diluted loss per share based upon the fair value of the options issued. The Company calculated the fair value of each option grant on the date of the grant using an option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                        1999            1998             1997
                                        ----            ----             ----
   Risk-free interest rate.......       5.6%            4.8%             5.7%
   Expected life (in years)......         5             4.7              4.1
   Dividend yield................         0%              0%               0%
   Volatility....................        70%             80%              65%

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

                               Styleclick.com Inc.

                          Notes to Financial Statements


9. Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

                                              1999         1998         1997
                                         ---------------------------------------
Income tax computed at federal
   statutory tax rate                         34 %         34 %         34 %
State taxes (net of federal benefit)           3            6            6
Valuation allowance                          (37)         (40)         (40)
                                         ---------------------------------------
Total                                          - %          - %          - %
                                         =======================================

As  of   December 31,   1999,   the  Company  has  federal  net  operating  loss
carryforwards of approximately $29,900,000 which expire through 2019.

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                    1999              1998
                                               ---------------------------------
Deferred tax assets:
   Net operating loss carryforwards            $  11,314,485      $  4,740,810
   Warrants issued for services                      589,350           253,600
   Computer software development costs               211,171           133,861
   Research credits                                1,023,565           798,565
   Other                                             238,789            96,037
                                               ---------------------------------
                                                  13,377,360         6,022,873
Valuation allowance for deferred tax assets      (12,724,477)       (5,748,785)
                                               ---------------------------------
                                                     652,883           274,088
Deferred tax liabilities:
   Furniture and equipment                          (156,697)         (109,942)
   Deferred state taxes                             (496,186)         (164,146)
                                               ---------------------------------
Net deferred tax asset                         $           -      $          -
                                               =================================

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

                               Styleclick.com Inc.

                          Notes to Financial Statements


10. Earnings Per Share

Earnings per share for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                                 Year ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
Net income (loss)                        $(15,879,341)  (9,687,639)  $  354,275
Weighted average shares                     7,092,374    6,088,247    4,800,918
                                         ------------ ------------ ------------
Basic income (loss) per share            $      (2.24)  $    (1.59)  $     0.07

                                         ============ ============ ============
Weighted average shares including the
   dilutive effect of stock options and
   other equity securities                  7,092,374    6,088,247    5,507,582
Diluted income (loss) per share          $      (2.24)  $    (1.59)  $     0.06
                                         ============ ============ ============

414,918 and 490,616 weighted average shares that could potentially dilute basic income per share in the future were excluded in the computation of diluted loss per share for the years ended December 31, 1999 and 1998, respectively.

11. Subsequent Event

Merger of Styleclick.com and Internet Shopping Network

On January 25, 2000, the Company and USA Network, Inc. announced an agreement to form a new company by merging the Company and Internet Shopping Network, an indirect wholly owned subsidiary of USAi. The new company, which will be named Styleclick Inc., will own and operate the combined properties of the Company and Internet Shopping Network. Under the terms of the agreement, USAi will also invest $40 million in cash, contribute $10 million in dedicated media and will receive warrants to purchase additional shares of the new company. Upon both the closing of the transaction and on a fully diluted basis, USAi will own approximately 75% of the new company and the Company's stockholders will own approximately 25%. In the interim, USAi has agreed to extend a $10 million line of credit to the Company. The transaction is expected to close in the second quarter of 2000.

                               Styleclick.com Inc.

                          Notes to Financial Statements


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

                                           Styleclick.com Inc.


Date:  June 22, 2000                   By: /s/  JOYCE FREEDMAN
                                          -----------------------------
                                           Joyce Freedman
                                           Chairman of the Board and
                                           Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOYCE FREEDMAN          Chairman of the Board and            June 22, 2000
------------------------    Co-Chief Executive Officer        ------------------
    Joyce Freedman                                                   Date


/s/ MAURIZIO VECCHIONE      President,                           June 22, 2000
------------------------    Co-Chief Executive Officer        ------------------
    Maurizio Vecchione      Director                                 Date


/s/ BARRY HALL             Executive Vice President, Finance     June 22, 2000
------------------------   and Chief Financial Officer        ------------------
    Barry Hall                                                       Date


/s/ LEE FREEDMAN           Executive Vice President and          June 22, 2000
------------------------   Director                           ------------------
    Lee Freedman                                                     Date


/s/ STEPHEN WYLE           Director                              June 22, 2000
------------------------                                      ------------------
    Stephen Wyle                                                     Date


/s/ PETER FRANK            Director                              June 22, 2000
------------------------                                      ------------------
    Peter Frank                                                      Date


/s/ LESLIE SALESON         Director                              June 22, 2000
------------------------                                      ------------------
    Leslie Saleson                                                   Date