Form 10-Q/A
period 2000-03-31
STYLECLICK COM INC
filed 2000-06-22
CIK 1008130

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

Commission file number 0-28088


                               STYLECLICK.COM INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         California                                       95-4145930
-----------------------------------          -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

3861 Sepulveda Blvd., Culver City                           90230
-----------------------------------          -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (310) 751-2100
                 ----------------------------------------------
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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Styleclick.com Inc.
                            Condensed Balance Sheets

                                                     March 31,     December 31,
                                                       2000            1999
                                                    ------------   ------------
                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                       $  2,368,897    $  1,395,991
   Accounts receivable, net of allowance for
     doubtful accounts of $257,229 and
     $242,229 at March 31, 2000 and
     December 31, 1999, respectively                    488,488         799,862
   Deferred royalties                                   632,991         632,988
   Deferred advertising and promotion                   467,500         467,496
   Prepaid expenses and other current assets          1,637,983       1,793,181
                                                    ------------   ------------
Total current assets                                  5,595,859       5,089,518

Capitalized computer software development
   costs, net of accumulated amortization
   of $8,078,376 and $7,880,904 at
   March 31, 2000 and December 31, 1999,
   respectively                                       2,455,856       2,294,914
Fixed assets, net of accumulated depreciation
   of $2,031,792 and $1,823,850 at March 31,
   2000 and December 31, 1999, respectively           2,594,412       2,600,458
Deferred royalties, non-current                       4,272,691       4,430,942
Deferred advertising and promotion,
   non-current                                          428,542         545,421
Other assets                                             85,663          85,663
                                                    ------------   ------------
 Total assets                                      $ 15,433,023    $ 15,046,916
                                                    ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings under line of credit                 $  5,000,000    $          -
   Interest Payable                                      46,233               -
   Accounts payable and accrued expenses              2,659,646       1,778,728
   Deferred income                                      139,800         196,718
                                                    ------------   ------------
Total current liabilities                             7,845,679       1,975,446

Commitments

Stockholders' equity:
   Common stock; no par value; 15,000,000
     shares authorized, 7,724,930 shares and
     7,673,515 shares issued and outstanding
     at March 31, 2000 and  December 31, 1999        43,674,057      43,216,747
   Accumulated deficit                              (36,086,713)    (30,145,277)
                                                    ------------   ------------
Total stockholders' equity                            7,587,344      13,071,470
                                                    ------------   ------------
Total liabilities and stockholders' equity         $ 15,433,023    $ 15,046,916
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000           1999
                                                    ------------   ------------
Net revenues
  Product sales                                    $     106,574   $  3,141,033
  Service revenues                                     1,145,139        648,844
                                                    ------------   ------------
                                                       1,251,713      3,789,877
Cost of sales
  Product sales                                                -        104,471
  Service revenues                                       179,053         14,540
                                                    ------------   ------------
                                                         179,053        119,011
                                                    ------------   ------------
Gross profit                                           1,072,660      3,670,866

Operating costs and expenses:
  Selling, general and administrative                  4,123,977      2,420,061
  Research and product development                     1,290,329      1,661,086
  Merger related costs                                 1,368,453              -
  Amortization of software development costs             197,472        623,170
                                                    ------------   ------------
Total operating costs and expenses                     6,980,231      4,704,317
                                                    ------------   ------------
Operating loss                                        (5,907,571)    (1,033,451)

Other income (expense):
  Investment income                                       12,368         48,113
  Interest expense                                       (46,233)             -
                                                    ------------   ------------
Total other income (expense)                             (33,865)        48,113
                                                    ------------   ------------
Net loss                                           $  (5,941,436)  $   (985,338)
                                                    ============   ============

Basic loss per share                               $       (0.77)  $      (0.16)
                                                    ============   ============

Diluted loss per share                             $       (0.77)  $      (0.16)
                                                    ============   ============

Weighted average shares outstanding                    7,712,905      6,156,502
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                               Styleclick.com Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2000           1999
                                                    ------------   ------------
Operating activities
Net loss                                           $  (5,941,436)  $   (985,338)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
     Depreciation                                        207,942        172,712
     Amortization of capitalized software
        development costs                                197,472        623,170
     Capitalized computer software
        development costs                               (358,414)      (272,961)
     Amortization of deferred costs for
        services rendered                                275,123         10,957
     Changes in operating assets and liabilities:
       Accounts receivable, net                          311,374       (438,111)
       Prepaid expenses and other current assets         155,198       (102,751)
       Other assets                                            -        (41,654)
       Interest payable                                   46,233              -
       Accounts payable and accrued expenses             880,918      1,034,059
       Deferred income                                   (56,918)       246,347
                                                    ------------   ------------
Net cash provided by (used in) operating activities   (4,282,508)       246,430

Investing activities
Purchase of fixed assets                                (201,896)      (297,514)
                                                    ------------   ------------
Net cash used in investing activities                   (201,896)      (297,514)

Financing activities
Borrowings under line of credit                        5,000,000              -
Stock options exercised                                  235,750        204,250
Warrants exercised                                       221,560              -
                                                    ------------   ------------
Net cash provided by financing activities              5,457,310        204,250
Net increase in cash and cash equivalents                972,906        153,166
                                                    ------------   ------------
Cash and cash equivalents at beginning of period       1,395,991      6,343,599
                                                    ------------   ------------
Cash and cash equivalents at end of period         $   2,368,897   $  6,496,765
                                                    ============   ============

                       Supplemental Cash Flow Information


Interest paid
                                                   $           0   $          0
                                                    ============   ============

Income taxes paid                                  $       1,442   $      1,070
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

Results of Operations

The following table sets forth selected items from the Company's statements of operations for the periods ended March 31, 2000 and March 31, 1999 (in thousands) and the percentages that such items bear to net revenues:

                                             Three  Months Ended March 31,
                                         --------------------------------------
                                                2000                1999
                                         ------------------  ------------------
Net revenues
 Product sales                           $   107      8.5 %  $  3,141    82.9%
 Service revenues                          1,145     91.5         649    17.1
                                         --------  --------  --------  --------
                                           1,252    100.0       3,790   100.0

Cost of sales
 Product sales                                 -      0.0 %      104      2.7%
 Service revenues                            179     14.3         15      0.4
                                         --------  --------  --------  --------
                                             179     14.3        119      3.1
                                         --------  --------  --------  --------
Gross profit                               1,073     85.7      3,671     96.9
Operating costs and expenses:
 Selling, general and administrative       4,124    329.4      2,420     63.9

 Research and product development          1,290    103.0      1,661     43.8

 Merger related costs                      1,369    109.4          -      0.0
 Amortization of software development
  costs                                      197     15.7        623     16.5
  Total operating costs and expenses     --------  --------  --------  --------
                                           6,980    557.5      4,704    124.2
                                         --------  --------  --------  --------
Loss from operations                      (5,907)  (471.8 )   (1,033)   (27.3 )
Other income (expense)                       (34)    (2.7 )       48      1.3
                                         --------  --------  --------  --------
  Net loss                               $(5,941)  (474.5%)  $  (985)   (26.0%)
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

Product sales decreased to $107,000 in the first quarter of 2000 from $3,141,000 in the first quarter of 1999, or 97%. The decrease in product sales is primarily due to the sales of two of the Company's business software product lines and the license of certain related technologies for a fee of $3,000,000 in the first quarter of 1999. Service revenues increased to $1,145,000 in the first quarter of 2000 from $649,000 in the first quarter of 1999, or 76%. The increase in service revenues is primarily due to an increase of $956,000 in revenues generated the Company's e-commerce Internet websites. The decrease in product sales and the increase in service revenues are more fully described below.

Service revenues generated from the Company's e-commerce Internet websites increased $956,000, or 162%, to $1,015,000 in the first quarter of 2000 from $59,000 in the first quarter of 1999. The revenues primarily consisted of revenues generated from website development and maintenance fees, project participation fees, online advertising revenue, digital content generation fees, transactional revenues and product referral fees. The increase in such revenue was primarily attributable to the fact that the Company shifted its marketing focus to Internet e-commerce at the beginning of 1999. As such, significant revenues were not generated during the first quarter of 1999.

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

Cost of Sales

Cost of sales are comprised primarily of product fulfillment costs, credit card processing fees, direct shipping materials and product royalties associated with the respective revenues. Cost of sales increased $60,000 to $179,000 in the first quarter of 2000 from $119,000 in the first quarter of 1999 primarily due to a $158,000 non-cash charge to royalty expense recognized by the Company in the first quarter of 2000. No such expense was recorded during the first quarter of 1999. The increase was offset by a decrease of $117,000 in cost of sales resulting primarily from cost of sales recognized during the first quarter of 1999 in connection with the $3,000,000 sale and license of certain of the Company's business software products in such quarter. No such cost of sales was incurred in the first quarter of 2000.

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

Amortization of Software Development Costs

The amortization of software development costs decreased $426,000, or 68%, to $197,000 in the first quarter of 2000 from $623,000 in the first quarter of 1999 primarily due to a $250,000 write-off during the first quarter of 1999 of the capitalized software costs related to the product lines sold to one of the Company's competitors in such quarter. No such write-off was made in the first quarter of 2000. The remaining $176,000 decrease is due to a decrease in capitalized project costs being amortized in the first quarter of 2000 as compared to the first quarter of 1999.

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